Form 10-Q
period 1998-03-31
THISTLE GROUP HOLDINGS CO
filed 1998-06-29
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________.

     COMMISSION FILE NO. 000-24353


                           Thistle Group Holdings, Co.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                             23-296078
--------------------------------------------------------------------------------
(State of incorporation                                       (I.R.S. Employer
 or organization)                                            Identification No.)


6060 Ridge Avenue, Philadelphia, Pennsylvania                      19128
--------------------------------------------------------------------------------
(Address of Principal executive offices)                         (zip code)


                                 (215) 483-2800
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether Registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)) and (b) has been subject to such filing requirements for at least 90 days.

                  YES                       NO      X
                      -----                       -----

      Number of shares of Common Stock outstanding as of March 31, 1998: 0

As of March 31, 1998, the Registrant had not yet been capitalized. The Registrant therefore is filing this Form 10-Q with the reduced disclosure format.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

         See Exhibit 99 attached hereto.

Item 2.  Management's Discussion and Analysis
         ------------------------------------

         As of March 31, 1998, the Registrant had not yet begun operations or had no assets or liabilities.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Not applicable.

Items 2-5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

          No.  Exhibit
          --- -------

          2 Plan of Conversion and Reorganization of FJF Financial, M.H.C. and Plans of Merger between FJF Financial, M.H.C., Thistle Group Holdings, Inc. and Roxborough-Manayunk Federal Savings Bank*

          3(i) Articles of Incorporation of Thistle Group Holdings, Co.*

          3(ii) Bylaws of Thistle Group Holdings, Co.*

          4    Specimen Stock Certificate of Thistle Group Holdings, Co.*

          10.1 1992 Stock  Option Plan of  Roxborough-Manayunk  Federal  Savings
               Bank*

          10.2 1992 Management Stock Bonus Plan of Roxborough-Manayunk Federal Savings Bank*

          10.3 1994 Stock  Option Plan of  Roxborough-Manayunk  Federal  Savings
               Bank*

          10.4 1994 Management Stock Bonus Plan of Roxborough-Manayunk Federal Savings Bank*

          No.  Exhibit
          ---  -------

          10.5 Employment Agreement with John F. McGill*

          10.6 Employment Agreement with Jerry Naessens*

          10.7 Employment Agreement with John F. McGill, Jr.*

          27 Financial Data Schedule (Not applicable - Registrant has conducted no activities)

          99   Financial Statements

          (b)  Reports on Form 8-K

                      None


          --------
          * Such exhibits were previously filed with the Commission as exhibits to the Registrant's Registration Statement on Form S-1, File No. 333-48749, and hereby incorporated by reference pursuant to Rule 12b-32 promulgated under the Securities Exchange Act of 1934, as amended, and Rule 24 of the Commission's Rules of Practice.

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Thistle Group Holdings, Co.



Date:    June 29, 1998               By:   /s/John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer



Date:    June 29, 1998               By:   /s/Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer and Secretary