Form 10-Q
period 1998-06-30
THISTLE GROUP HOLDINGS CO
filed 1998-08-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                               ------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

                            Commission file number      0-24353
                                                    -------------

                           THISTLE GROUP HOLDINGS, CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                   23-2960768
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

6060 Ridge Avenue, Philadelphia, Pennsylvania                      19128
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (215) 483-2800
                                                   -----------------------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 7, 1998.

             Class                                           Outstanding
---------------------------                                ----------------
$.10 par value common stock                                8,999,666 shares

                           THISTLE GROUP HOLDINGS, CO.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF
             THISTLE GROUP HOLDINGS, CO.

Item 1.  Financial Statements and Notes Thereto.......................     1
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................     9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................    15
Item 2.  Changes in Securities........................................    15
Item 3.  Defaults upon Senior Securities..............................    15
Item 4.  Submission of Matters to a Vote of Security Holders..........    15
Item 5.  Other Materially Important Events............................    15
Item 6.  Exhibits and Reports on Form 8-K.............................    15

SIGNATURES

                           THISTLE GROUP HOLDINGS, CO.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     June 30,              December 31,
                                                                                       1998                    1997
                                                                                   -----------              ----------
                                                                                   (Unaudited)
ASSETS
Cash on hand and in banks..............................................             $4,253,373              $2,838,744
Interest-bearing deposits..............................................             76,956,318              17,311,852
                                                                                   -----------              ----------
     Total cash and cash equivalents...................................             81,209,691              20,150,596
Investments held to maturity (approximate fair
  value of $33,153,521 and $35,153,660)................................             32,516,201              34,529,423
Investments available for sale at fair value
  (amortized cost of $5,301,315 and $3,231,068)........................              6,352,446               3,698,205
Mortgage-backed securities available for sale
  at fair value (amortized cost of $113,428,279 and $109,847,299)......            114,924,258             111,486,136
Loans receivable (net of allowance for loan losses of
  $757,866 and $782,825)...............................................             95,884,015              96,280,105
Loans held for sale (amortized cost of $2,801,804
  and $1,154,761)......................................................              2,801,804               1,154,761
Accrued interest receivable:
  Loans................................................................                674,640                 675,530
  Mortgage-backed securities...........................................                700,462                 684,637
  Investments..........................................................                534,707                 435,053
Federal Home Loan Bank stock - at cost.................................              1,886,500               1,701,700
Real estate acquired through foreclosure - net.........................                160,789                 116,262
Office properties and equipment - net..................................              1,488,469               1,504,014
Prepaid expenses and other assets......................................              4,821,961               4,233,765
                                                                                   -----------             -----------
     TOTAL ASSETS......................................................           $343,955,943            $276,650,187
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits.............................................................           $249,499,600            $230,558,288
  Accrued interest payable.............................................                 82,627                  67,200
  Advances from borrowers for taxes and insurance......................              1,649,662               2,186,283
  FHLB advances........................................................              7,884,000               7,884,000
  Accounts payable and accrued expenses................................             53,472,960               4,206,179
  Dividends payable....................................................                     --                 365,400
  Accrued income taxes.................................................              1,484,418               2,096,000
  Deferred income taxes................................................                357,385                 816,521
                                                                                   -----------            ------------
     TOTAL LIABILITIES.................................................            314,430,652             248,179,871
                                                                                   -----------             -----------

                                                                                     June 30,              December 31,
                                                                                       1998                    1997
                                                                                   -----------              ----------
                                                                                   (Unaudited)
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, no par value - 2,000,000 shares
    authorized, none issued............................................                     --                      --
  Common stock, $.10 par; 8,000,000
    shares authorized; 1,621,000 shares
    issued and outstanding.............................................                162,100                 162,100
  Additional paid-in capital...........................................             18,455,330              18,455,330
  Unrealized gain on securities available for sale,
    net of tax.........................................................              1,681,110               1,389,963
  Retained earnings - partially restricted.............................              9,226,751               8,462,923
                                                                                  ------------             -----------
     Total stockholders' equity........................................             29,525,291              28,470,316
                                                                                  ------------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................           $343,955,943            $276,650,187
                                                                                   ===========             ===========



See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          For the Three Months                    For the Six Months
                                                             Ended June 30,                         Ended June 30,
                                                        ------------------------------       -------------------------------
                                                           1998               1997               1998                1997
                                                       ----------         ------------       ------------        -----------
INTEREST INCOME:
  Interest on loans.............................       $1,914,481         $2,302,063          $4,271,185          $4,378,135
  Interest on mortgage-backed securities........        1,862,426          1,536,908           3,707,402           3,127,939
  Interest and dividends on investments.........        1,207,093          1,333,029           1,832,791           3,103,926
                                                        ---------          ---------           ---------          ----------
    Total interest income.......................        4,984,000          5,172,000           9,811,378          10,610,000
                                                        ---------          ---------           ---------          ----------
INTEREST EXPENSE:
  Interest on deposits..........................        2,663,374          2,670,953           5,174,718           5,452,768
  Interest on borrowed money....................          113,626            114,047             229,592             230,232
                                                        ---------          ---------           ---------           ---------
    Total interest expense......................        2,777,000          2,785,000           5,404,310           5,683,000
                                                        ---------          ---------           ---------           ---------
NET INTEREST INCOME.............................        2,207,000          2,387,000           4,407,068           4,927,000
PROVISION FOR LOAN LOSSES.......................           15,000             30,000              30,000              60,000
                                                        ---------          ---------           ---------           ---------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.....................        2,192,000          2,357,000           4,377,068           4,867,000
                                                       ----------          ---------           ---------           ---------

OTHER INCOME:
  Gain on sales of loans held for sale..........               --                 --               1,564                  --
  Gain on sale of deposit liabilities...........               --          2,234,268                  --           2,234,268
  Rental income.................................           41,451             47,822              77,968              86,514
  Gain on sale of office property and                          --             80,984                  --              80,984
    equipment...................................
  Other.........................................          101,549             57,926             184,468             149,234
                                                        ---------          ---------           ---------           ---------
     Total other income.........................          143,000          2,421,000             264,000           2,551,000
                                                        ---------          ---------           ---------           ---------
OTHER EXPENSES:
  Salaries......................................          663,576            637,098           1,332,299           1,346,698
  Office occupancy..............................          127,722            128,582             240,147             258,788
  Depreciation..................................           56,898             59,319             113,918             120,147
  Telephone and postage.........................           36,811             45,934              66,936              94,459
  Pension and profit-sharing....................          167,808            354,514             335,713             542,285
  Federal insurance premium.....................           35,882             38,168              72,366              78,652
  Stationery, printing and supplies.............           27,205             27,735              59,234              59,528
  Payroll taxes.................................           45,590             48,423             100,966             106,980
  Other employee benefits.......................           97,057             76,376             194,057             155,688
  Directors' fees...............................           23,900             23,900              62,000              62,000
  Furniture, fixture and equipment expense......           52,602             53,483             109,635             108,551
  Director, officer and employee expenses.......           48,969             42,792             104,898              74,868
  Professional services.........................           63,183             52,381             136,412             119,847
  Advertising...................................           36,870             24,956              75,067              64,888
  Other.........................................          137,969            182,328             262,394             317,610
                                                        ---------          ---------           ---------           ---------
     Total other expenses.......................        1,622,042          1,795,989           3,266,042           3,510,989
INCOME BEFORE INCOME TAXES......................          712,000          2,982,011           1,375,026           3,907,011
INCOME TAXES....................................          271,500          1,120,800             514,500           1,441,800
                                                        ---------          ---------           ---------           ---------
NET INCOME......................................       $  440,500         $1,861,211          $  860,526          $2,465,211
                                                        =========          =========           =========           =========
BASIC EARNINGS PER SHARE........................       $     0.27         $     1.15          $     0.53          $     1.52
                                                        =========          =========           =========           =========
DILUTED EARNINGS PER SHARE......................       $     0.26         $     1.13          $     0.52          $     1.50
                                                        =========          =========           =========           =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING...................................        1,621,000          1,621,000           1,621,000           1,621,000
AVERAGE DILUTED SHARES
  OUTSTANDING...................................        1,641,000          1,641,000           1,641,000           1,641,000


See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                  -----------------------------------------
                                                                                        1998                        1997
                                                                                  -------------                 -----------
OPERATING ACTIVITIES
Net income................................................................             $860,827                  $2,465,212
Adjustments to reconcile income to net cash provided
  by operating activities:
  Provision for loan loss.................................................               30,000                      60,000
  Depreciation............................................................              113,918                     120,147
Amortization of:
  Goodwill................................................................                   --                      32,544
  Net (discounts) and premiums on:
    Loans purchased.......................................................               28,885                    (119,026)
    Investments...........................................................             (449,415)                      5,483
    Mortgage-backed securities............................................              334,925                     187,367
Loss on sale of investments..............................................                    --                       4,088
Gain on sale of deposits.................................................                                        (2,234,268)
Loss (gain) on sale of loans.............................................                    --                          --
Loss (gain) on sale of real estate owned.................................                (1,564)                     21,293
Changes in assets and liabilities which provided (used) cash:
Deferred income taxes.....................................................             (609,125)                   (485,450)
Deferred loan fees........................................................               78,157                     118,666
Accrued interest receivable loans.........................................             (239,587)                    145,477
Accrued interest receivable mortgage-backed securities....................              (15,825)                     44,225
Accrued interest receivable investments...................................              140,823                    (250,750)
Prepaid expenses and other assets.........................................             (666,353)                   (572,270)
Accrued interest payable..................................................               15,427                      (5,102)
Accounts payable and accrued expenses.....................................           40,266,125                   1,732,203
Dividends payable.........................................................             (365,400)                     41,200
Accrued income taxes......................................................             (611,582)                  2,237,248
                                                                                    ----------                    ---------
Net cash provided by operating activities.................................           47,910,238                   3,548,387
                                                                                     ----------                   ---------
INVESTING ACTIVITIES
Principal collected on:
   Mortgage-backed securities.............................................           17,613,340                   6,877,355
   Long-term loans........................................................           11,810,194                  10,916,329
   Long-term loans held for sale..........................................               24,907                     101,684
Other loans...............................................................              110,704                     722,115
Long-term loans originated................................................          (12,899,706)                 (9,969,274)
Long-term loans acquired..................................................             (323,973)                   (820,605)
Other loans originated....................................................             (157,692)                   (825,544)

Purchases of:
  Investments.............................................................           (5,570,430)                 (9,612,553)
  FHLB Stock..............................................................             (184,800)                    (10,500)
  Mortgage-backed securities..............................................          (21,529,246)                         --
  Office property and equipment...........................................             (100,218)                         --
Proceeds from sale of:
  Real estate owned.......................................................               33,486                     115,880
  Loans...................................................................                   --                     124,193
  Mortgage-backed securities..............................................                   --                          --
  Investments.............................................................                   --                     983,938
  Office property and equipment...........................................                   --                     204,008
  Maturities and calls of investments.....................................            6,000,000                   3,000,000
                                                                                     ----------                   ---------

Net cash provided by (used in) investing activities.......................          ($5,173,434)                 $1,807,028
                                                                                    -----------                  ----------

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                  -----------------------------------------
                                                                                        1998                        1997
                                                                                  -------------                 -----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits.......................................           18,941,312                 (24,436,244)
Net decrease in advances from borrowers for
  taxes and insurance.....................................................             (536,621)                   (534,873)
Cash dividends declared...................................................              (82,400)                    (82,400)
                                                                                   ------------                ------------
Net cash (used in) provided by financing activities.......................          $18,322,291                ($25,053,517)
                                                                                    -----------                ------------
Net (decrease) increase in cash and cash equivalents......................          $61,059,095                ($19,698,102)
Cash and cash equivalents, beginning of period............................           20,150,596                  40,929,177
                                                                                    -----------                 -----------
Cash and cash equivalents, end of period..................................          $81,209,691                 $21,231,075
                                                                                    ===========                 ===========

SUPPLEMENTAL DISCLOSURES
Loans transferred to real estate owned....................................             $108,324                          --
Income taxes paid.........................................................              514,500                   1,441,800
Interest paid on deposits.................................................            5,175,252                   5,452,768
Funds borrowed............................................................            7,884,000                   7,884,000


            See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements as of and for the three and six month periods ended June 30, 1998 and 1997 include the accounts of
         Thistle Group Holdings, Inc. (the "Company") and its subsidiary, Roxborough-Manayunk Federal Savings Bank (the "Bank") which, as discussed in Note 3, became the wholly owned subsidiary of Thistle Group Holdings, Co. on July 14, 1998. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Prospectus dated May 14, 1998.

NOTE 3 - CONVERSION AND REORGANIZATION

         On July 14, 1998 FJF Financial, M.H.C. (the "Mutual Holding Company") completed its mutual to stock conversion ("Conversion and Reorganization"). In connection with the Conversion and Reorganization, Thistle Group Holdings, Co., a Pennsylvania corporation, sold 7,856,370 shares of its common stock in subscription and community offerings at $10.00 per share. Furthermore, based on an independent appraisal, existing stockholders of the Company, other than the Mutual Holding Company, converted each share of the Company into 5.5516 shares of common stock of Thistle Group Holdings, Co. ("Exchange"). Upon completion of the Conversion and Reorganization, the Mutual Holding Company and the Company ceased to exist and the Bank changed its name to Roxborough-Manayunk Bank and became the wholly owned subsidiary of Thistle Group Holdings, Co. A total of 9,000,000 shares of common stock of Thistle Group Holdings, Co. (excluding fractional shares issued in the Exchange) were issued in connection with the Conversion and Reorganization.

         For the purpose of granting eligible members of the Mutual Holding Company a priority in the event of further liquidation, the Bank established a liquidation account in accordance with applicable regulations. In the event (and only in such event) of future liquidation of the Bank, an eligible savings account holder who continues to maintain a savings account shall be entitled to receive a distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance of the savings deposits then held, before any distributions may be made with respect to capital stock.

         The common stock of Thistle Group Holdings, Co. began trading on the Nasdaq National Market under the symbol "THTL" on July 14, 1998.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

              Comprehensive Income. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no material effect on the Company's consolidated financial condition or operations. For the three and six months ended June 30, 1998, the Company reported other comprehensive income of $278,889 and $1,151,673, respectively, and $2,361,559 and $2,526,066 for the same periods in 1997. Such increased income consisted entirely of unrealized gains, net of taxes, on available for sale securities.

              FASB Statement on Earnings Per Share. In March 1997, FASB issued SFAS No. 128. The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement supersedes Opinion 15 and American Institute of Certified Public Accountants ("AICPA") Accounting Interpretation 1-102 of Opinion
         15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 has been adopted by the Company.

            FASB Statement on Disclosure of Information about Capital Structure. In February 1997, the FASB issued SFAS No. 129. The Statement incorporates the disclosure requirements of APB Opinion No. 15, Earnings per Share, and makes them applicable to all public and nonpublic entities that have issued securities addressed by the Statement. APB Opinion No. 15 requires disclosure of descriptive information about securities that is not necessarily related to the computation  of  earnings  per share.  This  statement  continues  the
         previous   requirements  to  disclose  certain  information  about  an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion- 1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion 15 as provided by FASB Statement No. 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. The Statement is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 has been adopted by the Company.

              FASB  Statement on Accounting  for  Stock-Based  Compensation.  In
         October 1995, the FASB issued SFAS No. 123. SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. FASB has encouraged all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by APB Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures must include the effects of all awards granted in fiscal years beginning after December 15, 1994. The Mid-Tier Holding Company expects to use the "intrinsic value based method" as prescribed by APB Opinion No. 25.

              FASB Statement on Segments of an Enterprise and Related Information. Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires an entity to disclose financial information in a manner consistent to internally used information and requires more detailed disclosures of operating and reporting segments that are currently in practice. SFAS No. 131 is applicable for years beginning after December 15, 1997. Management does not believe the adoption of this statement will have on the Company's consolidated financial condition or results of operations.

              FASB Statement on Employers' Disclosure About Pensions and Other Postretirement Benefits. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is applicable for years beginning after December 15, 1997. Management does not believe the adoption of this statement will have a material adverse effect on the Company's consolidated financial condition or results of operations.

                           THISTLE GROUP HOLDINGS, CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

General

         The Company is a Pennsylvania corporation organized in May 1997 at the direction of the Board of Directors of the Bank to become an intermediate stock holding company of the Bank in May 1997. Thistle Group Holdings, Co. is a Pennsylvania Corporation organized in March 1998 to acquire all of the Capital Stock of the Bank in the Conversion and Reorganization. Thistle Group Holdings, Co. is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

         The Bank is a federally-chartered stock savings bank. The Bank serves the Pennsylvania counties of Philadelphia and Delaware through a network of six offices, providing a full range of retail banking services, with emphasis on the origination of one-to-four family residential mortgages.

         The Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by one to four-family residences. In addition, the Bank originates consumer loans, such as home equity loans, and multi-family and nonresidential real estate loans. Such loans generally provide for higher interest rates and shorter terms than single-family residential real estate loans. To a lesser extent, the Bank originates loans secured by existing multi-family residential and nonresidential real estate.

         Because the Conversion and Reorganization was not completed until July 14, 1998, the information provided herein is that of the Company and the Bank, and not that of Thistle Group Holdings, Co.

Comparison of Financial Condition

         Total assets increased $67.3 million at June 30, 1998 as compared to December 31, 1997. Interest-bearing deposits increased $59.6 million due to the receipt of $50.4 million in stock subscriptions in connection with the
Conversion and Reorganization. Net loans and other investments remained relatively stable.

         Total deposits increased, after interest credited, by $18.9 million. Accounts payable increased $9.2 million due to the above mentioned stock subscriptions.

         Total stockholders' equity increased by $1 million, primarily due to earnings and unrealized gains on securities available for sale during the period.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.

                                               At                     At
                                            June 30,              December 31,
                                            --------              ------------
                                              1998                   1997
                                              ----                   ----
                                                (Dollars in Thousands)

Total non-performing loans..........         $ 609                   $ 716
Real estate owned...................           160                     116
                                              ----                    ----
Total non-performing assets.........         $ 769                   $ 832
                                              ====                    ====
Total non-performing loans to
  total loans.......................           .80%                    .74%
                                              ====                    ====
Total non-performing assets to
  total assets......................           .22%                    .30%
                                              ====                    ====


         Of the $107,000 decrease in non-performing loans, $76,000 represented three foreclosures transferred to real estate owned. Furthermore, two loans previously non-performing were reclassified as performing.

Comparison of Earnings for the Three and Six Months Ended June 30, 1998 and 1997

         Net Income. Net income for the three and six months ended June 30, 1998 decreased 1,420,000 or 76% and $1,605,000 or 66%, respectively, over the same periods in 1997. These decreases were due primarily to decreases in other income and net interest income, offset somewhat by decreased income tax expense caused by the sale of deposit liabilities in 1997.

         Total Interest Income. Interest income decreased $188,000 or .4%, and $799,000 or 8%, for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. These decreases were due in most part to decreases of $37 million in the average balances of interest earning assets, primarily mortgage-backed securities and liquid assets, due to the branch sale in May 1997.

         Total Interest Expense. Interest expense remained relatively stable for the three months ended June 30, 1998 and 1997, and decreased by $278,000 or 5% for the six months ended June 30, 1998. Interest expense decreased for the six months ended June 30, 1998 primarily due to the decreases of $37 million in the average balance of interest bearing deposits due to the sale of the two branch offices as previously discussed, offset somewhat by the increased cost of funds from 4.40% to 4.44%.

         Net Interest Income. Net interest income decreased $165,000 or 7% and $490,000 or 10%, due to the reasons discussed in the two previous sections. In addition, the net interest spread, the difference between the average rate earned and the average rate paid, decreased by 12 basis points to 2.46% for the quarter ended June 30, 1998 and decreased 7 basis points to 3.20% for the six months ended June 30, 1997.

         Provision for Losses on Loans. The provision for losses on loans for the three and six months ended June 30, 1998 totaled $15,000 and $30,000, respectively, compared to $30,000 and $60,000 for the same periods in 1997. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated further operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control.

         Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         Other Income. Other income decreased $2,278,000 and $2,287,000 during the three and six months ended June 30, 1998 as compared to the same periods in 1997 due primarily to the absence of a $2,234,000 gain on the sale of deposits and a $80,000 gain on the sale of assets due to the sale of two branches of the Bank in May 1997. Other income increased $43,000 and $35,000 during the same period due to an increase in fee income.

         Other Expenses. Other expenses decreased by $174,000 and $245,000 during the three and six months ended June 30, 1998 primarily due to a $186,000 reduction in profit sharing costs. Profit sharing cost decreased due to a decrease in net income.

         The Company expects increased costs due to being a public company.

         Income Tax Expanse. Income tax expense decreased significantly due to decreased earnings.

Liquidity and Capital Resources

         On June 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:
                                             Amount                     Percent
                                             ------                     -------
                                                   (Dollars in thousands)

Tangible capital......................      $27,844                       8.09%
Tangible capital requirement..........       10,318                       3.00
                                             ------                       ----
Excess over requirement...............      $17,525                       5.09%
                                             ======                       ====

Core capital..........................      $27,844                       8.09%
Core capital requirement..............        5,159                       1.50%
                                             ------                       ----
Excess over requirement...............      $22,685                       6.59%
                                             ======                       ====

Risk based capital....................      $27,844                      26.15%
Risk based capital requirement........        8,517                       8.00%
                                             ------                      -----
Excess over requirement...............      $19,327                      18.15%
                                             ======                      =====

         The Bank's primary sources of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and other investments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the consolidation of the financial institution industry.

         The primary investment activity of the Bank is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the six months ended June 30, 1998, the Bank originated $12,900,000 of mortgage loans. The Bank also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $324,000 and $21.5 million, respectively, during the six month period. Other investment activities include investment in short term certificates of deposit of other financial institutions, FHLB of Pittsburgh stock, consumer loans and the U.S. government and federal agency obligations.

         The Bank has other sources of liquidity if a need for additional funds arises. Although the Bank has historically not utilized borrowings as a source of funds, at June 30, 1998, the Bank had outstanding $7.9 million in advances from the FHLB of Pittsburgh. In addition, other sources of liquidity can be found in the Bank's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 41.81% at June 30, 1998.

         The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 1998, cash and cash equivalents totalled $81.2 million due primarily to the stock subscription offering.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1998, the Bank had $1.6 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of June 30, 1998 totaled $102.3 million. Management believes that a significant portion of such deposits will remain with the Bank.

Impact of Inflation and Changing Prices

         The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Additional Key Operating Ratios

                                      For the                     For the
                                Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                             --------------------------   ----------------------
                               1998(1)        1997(1)       1998(1)      1997(1)
                             ----------  --------------   -----------   --------

Return on average assets.....    .56%           2.70%          .55%        1.79%
Return on average equity.....   6.07%          28.79%         5.93%       19.05%
Interest rate spread.........   2.46%           3.26%         2.46%        3.20%
Net interest margin..........   3.02%           4.04%        3.011%        3.63%



                                         At June 30,             At December 31,
                                             1998                      1997
                                         -----------             ---------------

Tangible book value per share........       $17.18                    $16.70


----------------
(1)      The ratios for the three and six month period are annualized.

Year 2000

         A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies.

         Based on a recognized need to upgrade the data processing system, to be more competitive in the marketplace and to address the year 2000 problem, the Bank signed an agreement with Open Solutions Incorporated, Glastonbury, Connecticut, to purchase its information processing system. The system has been certified by its vendor as year 2000 compliant. This system, which is scheduled to be installed at the Bank in late July 1998, is a PC-based client server system which, management believes, will serve the Bank well beyond the year 2000. It is estimated the total cost of this system will be approximately $1.2 million with an annual cost of approximately $344,000 including depreciation, software cost and maintenance.

Market Risk Analysis

         The goal of the Bank's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Bank's net interest spreads (the difference between yields received on assets and rates paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates in an attempt to maximize net interest income. Management also attempts to fund the Bank's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Bank's net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Bank's current net interest income may not be an indication of future net interest income.

         The Bank has sought to manage its interest rate risk by maintaining a high degree of liquid assets and short-term securities, coupled with the purchase of mortgage-backed securities secured by adjustable rate mortgage loans.

         The Bank is also managing interest rate risk by the origination of multi-family residential loans with a balloon payment after five to seven years. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than traditional one- to four-family residential real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of June 30, 1998, the Bank's savings accounts, checking accounts and money market deposit accounts totaled $125.0 million or 50.1% of its total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

         The Bank's Board of Directors is responsible for reviewing and approving the asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Bank's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. Management expects that the Bank's asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

                           THISTLE GROUP HOLDINGS, CO.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1997. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 26, 1998, the Company held a Special Meeting of Stockholders to vote upon the Plan. The Plan was approved by a vote of 1,602,000 for, 0 against and 0 abstained.

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

          See  Note  3  to  the  Unaudited   Consolidated  Financial  Statements
          regarding the Conversion and Reorganization.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:
                  Exhibit 2       Plan of Conversion and Reorganization of FJF Financial, M.H.C.
                                  and Plans of Merger between FJF Financial, M.H.C., Thistle
                                  Group Holdings, Inc. and Roxborough-Manayunk Federal Savings
                                  Bank*

                  Exhibit 3(i)    Articles of Incorporation of Thistle Group Holdings, Co.*

                  Exhibit 3(ii)   Bylaws of Thistle Group Holdings, Co.*

                  Exhibit 4       Specimen Stock Certificate of Thistle Group Holdings, Co.*


                  Exhibit 10.1    1992 Stock Option Plan of Roxborough-Manayunk Federal Savings
                                  Bank*


                  Exhibit 10.2    1992 Management Stock Bonus Plan of Roxborough-Manayunk
                                  Federal Savings Bank*

                  Exhibit 10.3    1994 Stock Option Plan of Roxborough-Manayunk Federal Savings
                                  Bank*

                  Exhibit 10.4    1994 Management Stock Bonus Plan of Roxborough-Manayunk
                                  Federal Savings Bank*

                  Exhibit 10.5    Employment Agreement with John F. McGill*

                  Exhibit 10.6    Employment Agreement with Jerry Naessens*

                  Exhibit 10.7    Employment Agreement with John F. McGill, Jr.*

                  Exhibit 99      Proxy Material for Thistle Group Holdings, Inc.*

                  Exhibit 27      Financial Data Schedule (in electronic filing only)

              (b) Reports on Form 8-K - None.

                  On July 14,  1998,  Thistle  Group  Holdings,  Co.,  filed a
                  Current  Report on Form 8-K announcing the completion of the
                  Conversion  and  Reorganization,   including  the  sale  and
                  issuance  of  9,000,000  shares of common  stock of  Thistle
                    Group Holdings, Co.



-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on March 26, 1998 (File No. 333-48749).

                   THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THISTLE GROUP HOLDINGS, CO.




Date: August 14, 1998                   By:/s/John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 14, 1998                  By: /s/Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer and Secretary
                                           (Principal Officer)