Form 10-Q/A
period 1998-06-30
THISTLE GROUP HOLDINGS CO
filed 1998-09-03
CIK 1058539

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

                           THISTLE GROUP HOLDINGS, CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                  -----------------------------------------
                                                                                        1998                        1997
                                                                                  -------------                 -----------
OPERATING ACTIVITIES
Net income................................................................             $860,827                  $2,465,212
Adjustments to reconcile income to net cash provided
  by operating activities:
  Provision for loan loss.................................................               30,000                      60,000
  Depreciation............................................................              113,918                     120,147
Amortization of:
  Goodwill................................................................                   --                      32,544
  Net (discounts) and premiums on:
    Loans purchased.......................................................               28,885                    (119,026)
    Investments...........................................................             (449,415)                      5,483
    Mortgage-backed securities............................................              334,925                     187,367
Loss on sale of investments..............................................                    --                       4,088
Gain on sale of deposits.................................................                                        (2,234,268)
Loss (gain) on sale of loans.............................................                    --                          --
Loss (gain) on sale of real estate owned.................................                (1,564)                     21,293
Changes in assets and liabilities which provided (used) cash:
Deferred income taxes.....................................................             (609,125)                   (485,450)
Deferred loan fees........................................................               78,157                     118,666
Accrued interest receivable loans.........................................             (239,587)                    145,477
Accrued interest receivable mortgage-backed securities....................              (15,825)                     44,225
Accrued interest receivable investments...................................              140,823                    (250,750)
Prepaid expenses and other assets.........................................             (666,353)                   (572,270)
Accrued interest payable..................................................               15,427                      (5,102)
Accounts payable and accrued expenses.....................................         ^ 49,266,127                   1,732,203
Dividends payable.........................................................             (365,400)                     41,200
Accrued income taxes......................................................             (611,582)                  2,237,248
                                                                                    ----------                    ---------
Net cash provided by operating activities.................................           47,910,238                   3,548,387
                                                                                     ----------                   ---------
INVESTING ACTIVITIES
Principal collected on:
   Mortgage-backed securities.............................................           17,613,340                   6,877,355
   Long-term loans........................................................           11,810,194                  10,916,329
   Long-term loans held for sale..........................................               24,907                     101,684
Other loans...............................................................              110,704                     722,115
Long-term loans originated................................................          (12,899,706)                 (9,969,274)
Long-term loans acquired..................................................             (323,973)                   (820,605)
Other loans originated....................................................             (157,692)                   (825,544)

Purchases of:
  Investments.............................................................           (5,570,430)                 (9,612,553)
  FHLB Stock..............................................................             (184,800)                    (10,500)
  Mortgage-backed securities..............................................          (21,529,246)                         --
  Office property and equipment...........................................             (100,218)                         --
Proceeds from sale of:
  Real estate owned.......................................................               33,486                     115,880
  Loans...................................................................                   --                     124,193
  Mortgage-backed securities..............................................                   --                          --
  Investments.............................................................                   --                     983,938
  Office property and equipment...........................................                   --                     204,008
  Maturities and calls of investments.....................................            6,000,000                   3,000,000
                                                                                     ----------                   ---------

Net cash provided by (used in) investing activities.......................          ($5,173,434)                 $1,807,028
                                                                                    -----------                  ----------

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                  -----------------------------------------
                                                                                        1998                        1997
                                                                                  -------------                 -----------
FINANCING ACTIVITIES
Net (decrease) increase in deposits.......................................           18,941,312                 (24,436,244)
Net decrease in advances from borrowers for
  taxes and insurance.....................................................             (536,621)                   (534,873)
Cash dividends declared...................................................              (82,400)                    (82,400)
                                                                                   ------------                ------------
Net cash (used in) provided by financing activities.......................          $18,322,291                ($25,053,517)
                                                                                    -----------                ------------
Net (decrease) increase in cash and cash equivalents......................          $61,059,095                ($19,698,102)
Cash and cash equivalents, beginning of period............................           20,150,596                  40,929,177
                                                                                    -----------                 -----------
Cash and cash equivalents, end of period..................................          $81,209,691                 $21,231,075
                                                                                    ===========                 ===========

SUPPLEMENTAL DISCLOSURES
Loans transferred to real estate owned....................................             $108,324                          --
Income taxes paid.........................................................              514,500                   1,441,800
Interest paid on deposits.................................................            5,175,252                   5,452,768
Funds borrowed............................................................            7,884,000                   7,884,000


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


                                            THISTLE GROUP HOLDINGS, CO.




Date: September 2, 1998                By: /s/John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: September 2, 1998                By: /s/Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer and Secretary
                                           (Principal Officer)