Form 10-Q
period 1998-09-30
THISTLE GROUP HOLDINGS CO
filed 1998-11-16
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-24353
                                                -------

                           THISTLE GROUP HOLDINGS, CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                               23-2960768
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

6060 Ridge Avenue, Philadelphia, Pennsylvania           19128
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 483-2800
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check _ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 16, 1998.

             Class                                         Outstanding
---------------------------                              ----------------
$.10 par value common stock                              8,999,989 shares

                           THISTLE GROUP HOLDINGS, CO.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
             THISTLE GROUP HOLDINGS, CO.

Item 1.  Financial Statements and Notes Thereto.....................     1
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     7
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................    13
Item 2.  Changes in Securities......................................    13
Item 3.  Defaults upon Senior Securities............................    13
Item 4.  Submission of Matters to a Vote of Security Holders........    13
Item 5.  Other Materially Important Events..........................    13
Item 6.  Exhibits and Reports on Form 8-K...........................    13

SIGNATURES

                           THISTLE GROUP HOLDINGS, CO.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                   September 30,         December 31,
                                                                                       1998                  1997
                                                                                   -------------         ------------
                                                                                   (Unaudited)
ASSETS
Cash on hand and in banks...........................................                $   5,247              $  2,839
Interest-bearing deposits...........................................                   29,706                17,312
                                                                                      -------                ------
     Total cash and cash equivalents................................                   34,953                20,151
Investments held to maturity (approximate fair
  value of $41,859 and $35,153).....................................                   40,953                34,529
Investments available for sale at fair value
  (amortized cost of $17,565 and $3,231)............................                   17,874                 3,698
Mortgage-backed securities available for sale
  at fair value (amortized cost of $228,757 and $109,847)...........                  231,357               111,486
Loans receivable (net of allowance for loan losses of
  $757 and $783)....................................................                  118,997                96,280
Loans held for sale.................................................                    2,779                 1,155
Accrued interest receivable.........................................                    3,176                 1,795
Federal Home Loan Bank stock - at cost..............................                    4,394                 1,702
Real estate acquired through foreclosure - net......................                      175                   116
Office properties and equipment - net...............................                    2,565                 1,504
Prepaid expenses and other assets...................................                    3,259                 4,234
                                                                                      -------               -------
     TOTAL ASSETS...................................................                 $460,482              $276,650
                                                                                      =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits..........................................................                 $264,030              $230,558
  Accrued interest payable..........................................                      361                    67
  Advances from borrowers for taxes and insurance...................                    1,632                 2,186
  FHLB advances.....................................................                   87,884                 7,884
  Accounts payable and accrued expenses.............................                    2,944                 4,206
  Dividends payable.................................................                      450                   366
  Accrued income taxes..............................................                    1,043                 2,096
  Deferred income taxes.............................................                    1,184                   817
                                                                                      -------               -------
     TOTAL LIABILITIES..............................................                  359,528               248,180
                                                                                      -------               -------

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, no par value -10,000,000 shares authorized, none
issued in 1998; 2,000,000 shares authorized, none issued in 1997                           --                    --
  Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued and outstanding 1998; $.10 par, 8,000,000 shares authorized,
1,621,000 shares issued and outstanding 1997                                              900                   162
  Additional paid-in capital........................................                   94,645                18,455
  Employee Stock Ownership Plan.....................................                   (6,180)                   --
  Unrealized gain on securities available for sale,  net of tax.....                    1,919                 1,390
  Retained earnings - partially restricted..........................                    9,670                 8,463
                                                                                      -------               -------
     Total stockholders' equity.....................................                  100,954                28,470
                                                                                      -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................                 $460,482              $276,650
                                                                                     ========               =======

See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           For the Three Months              For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                            -------------------              -------------------
                                                           1998            1997             1998             1997
                                                           ----            ----             ----             ----
INTEREST INCOME:
  Interest on loans..........................             $2,161          $2,280           $6,432           $6,658
  Interest on mortgage-backed securities.....              2,576           1,564            6,283            4,692
  Interest and dividends on investments......              1,838           1,178            3,671            4,282
                                                           -----           -----            -----            -----
    Total interest income....................              6,575           5,022           16,386           15,632
                                                           -----           -----           ------           ------
INTEREST EXPENSE:
  Interest on deposits.......................              2,804           2,545            7,978            7,998
  Interest on borrowed money.................                520             116              749              346
                                                           -----           -----            -----            -----
    Total interest expense...................              3,324           2,661            8,727            8,344
                                                           -----           -----            -----            -----
NET INTEREST INCOME..........................              3,251           2,361            7,659            7,288
PROVISION FOR LOAN LOSSES....................                 15              30               45               90
                                                           -----           -----            -----            -----
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES..................              3,236           2,331            7,614            7,198
                                                           -----           -----            -----            -----
OTHER INCOME:
  Gain on sales of real estate owned.........                 --              --                2               --
  Gain on sale of deposit liabilities........                 --              --               --            2,234
  Rental income..............................                 48              43              130              130
  Gain on sale of office property and
    equipment................................                                                                   81
  Other......................................                 86              74              269              223
                                                           -----           -----            -----            -----
     Total other income......................                134             117              401            2,668
                                                           -----           -----            -----            -----
OTHER EXPENSES:
  Salaries and employee benefits.............              1,019             927            2,881            2,971
  Occupancy and equipment....................                262             218              728              705
  Federal insurance premium..................                 36              43              108              121
  Professional fees..........................                 72              50              209              170
  Advertising and promotion..................                 27              26              102               91
  Other......................................                537             296             1194             1013
                                                           -----           -----            -----            -----
     Total other expenses....................              1,953           1,560            5,222            5,071
                                                           -----           -----            -----            -----
INCOME BEFORE INCOME TAXES...................              1,417             888            2,793            4,795
                                                           -----             ---            -----            -----
INCOME TAXES.................................                524             346            1,039            1,788
                                                           -----           -----            -----            -----
NET INCOME...................................               $893            $542           $1,754           $3,007
                                                            ====            ====           ======           ======
BASIC EARNINGS PER SHARE.....................               $.10             N/A              N/A              N/A
                                                            ====
DILUTED EARNINGS PER SHARE...................               $.09             N/A              N/A              N/A
                                                            ====
WEIGHTED AVERAGE SHARES
  OUTSTANDING - BASIC........................          8,371,479             N/A              N/A              N/A
WIEGHTED AVERAGE SHARES
  OUTSTANDING - DILUTED......................          8,547,339             N/A              N/A              N/A

See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                               For the Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                1998         1997
                                                                ----         ----
OPERATING ACTIVITIES:
Net income .............................................   $   1,754    $   3,007
Adjustments to reconcile income to net cash provided
  by operating activities:
  Provision for loan loss ..............................          45           90
  Depreciation .........................................         209          170
Amortization of:
  Goodwill .............................................        --             33
  Net (discounts) and premiums on:
    Loans purchased ....................................         (86)        (119)
    Investments ........................................        (632)           5
    Mortgage-backed securities .........................         650          187
 Loss on sale of investments ...........................        --              4
 Gain on sale of loans held for sale ...................        --             (9)
 Gain on sale of deposits ..............................        --         (2,234)
   Proceeds from sale of loans held for sale ...........        --          1,055
 (Gain) Loss on sale of real estate owned ..............         (1)           21
 (Increase) decrease in other assets ...................        (379)         666
 Increase (decrease) in other liabilities ..............      (1,721)       2,408
                                                           ---------    ---------
Net cash (used in)  provided by operating activities ...        (161)       5,284
                                                           ---------    ---------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities ..........................      28,729        9,847
   Long-term loans .....................................      16,829       18,643
   Long-term loans held for sale .......................          47           48
   Other loans .........................................         111          722
Long-term loans originated .............................     (20,008)     (13,702)
Long-term loans acquired ...............................     (21,335)        (821)
Other loans originated .................................        (158)        (825)
Purchases of:
  Investments ..........................................     (33,730)     (20,873)
  FHLB Stock ...........................................      (2,692)         (10)
  Mortgage-backed securities ...........................    (149,392)     (18,211)
  Office property and equipment ........................      (1,272)         (31)
Proceeds from sale of:
  Real estate owned ....................................          79          116
  Loans ................................................        --            124
  Investments ..........................................        --            984
  Office property and equipment ........................        --            204
Maturities and calls of investments ....................      14,384       31,886
                                                           ---------    ---------
Net cash provided by (used in) investing activities ....    (168,408)       8,101
                                                           ---------    ---------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits ....................      33,472      (23,525)
Net decrease in advances from borrowers for
  taxes and insurance ..................................        (554)        (617)
 Net increase in FHLB borrowings .......................      80,000         --
 Net proceeds from the sale of common stock ............      70,985         --
Cash dividends declared ................................        (532)        (124)
                                                           ---------    ---------
Net cash (used in) provided by financing activities ....     183,371      (24,266)
                                                           ---------    ---------
Net (decrease) increase in cash and cash equivalents ...      14,802      (10,881)
                                                           ---------    ---------
Cash and cash equivalents, beginning of period .........      20,151       40,929
                                                           ---------    ---------
Cash and cash equivalents, end of period ...............      34,953       30,048
                                                           =========    =========

SUPPLEMENTAL DISCLOSURES
Loans transferred to real estate owned .................   $     168    $     249
Income taxes paid ......................................         920        1,000
Interest paid on deposits and funds borrowed ...........       8,434        8,342

See notes to unaudited consolidated financial statements

                           THISTLE GROUP HOLDINGS, CO.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The audited and unaudited consolidated financial statements contained herein for the periods prior to July 14, 1998 are those of Thistle Group Holdings, Inc., (the "Mid-Tier Holding Company"), which was organized for the purpose of holding all of the capital stock of Roxborough-Manayunk Bank (the "Bank"). The unaudited consolidated statements contained herein for the periods subsequent to July 14, 1998 are those of Thistle Group Holdings, Co., (the "Company"), and its subsidiary, the Bank, which was organized in March of 1998 for the purpose of holding all of the capital stock of the Bank in order to facilitate the Conversion and Reorganization. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. See also Note 3 - Conversion and Reorganization.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Registration Statement on Form S-1 dated May 14, 1998 (File No. 333-48749).

NOTE 3 - CONVERSION AND REORGANIZATION

         On July 14, 1998, FJF Financial, M.H.C. (the "Mutual Holding Company") completed its mutual to stock conversion (the "Conversion and Reorganization"). In connection with the Conversion and Reorganization, Thistle Group Holdings, Co., a Pennsylvania corporation, sold 7,856,370 shares of its common stock in subscription and community offerings at $10.00 per share. Furthermore, based on an independent appraisal, existing stockholders of the Mid-Tier Holding Company, other than the Mutual Holding Company, converted each share of the Mid-Tier Holding Company into 5.5516 shares of common stock of Thistle Group Holdings, Co. (the "Exchange"). Upon completion of the Conversion and Reorganization, the Mutual Holding Company ceased to exist and the Bank changed its name to Roxborough-Manayunk Bank and became the wholly owned subsidiary of Thistle Group Holdings, Co. A total of 8,999,989 shares of common stock of Thistle Group Holdings, Co. (excluding fractional shares issued in the Exchange) were issued in connection with the Conversion and Reorganization.

         For the purpose of granting eligible members of the Bank a priority in the event of further liquidation, the Bank established a liquidation account in accordance with applicable regulations. In the event (and only in such event) of future liquidation of the Bank, an eligible savings account holder who continues to maintain a savings account shall be entitled to receive a distribution from the liquidation account, in the proportionate amount of the then-current adjusted balance of the savings deposits then held, before any distributions may be made with respect to capital stock.

         The common stock of Thistle Group Holdings, Co. began trading on the Nasdaq National Market under the symbol "THTL" on July 14, 1998.

NOTE 4 - COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

         As part of the Conversion and Reorganization, the Employee Stock Ownership Plan (the "ESOP") borrowed funds from the Company and used the funds to purchase 628,509 shares of common stock. At September 30, 1998, 10,475 shares were committed to be released. None have been allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, " Employers' Accounting for Employee Stock Ownership Plans", which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company recorded compensation expense related to the ESOP of $97,548 for the quarter ended September 30, 1998.

 NOTE 5 - LOANS RECEIVABLE

         Loans receivable at September 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                September 30,1998      December 31,1998
                                -----------------      ----------------

Mortgage loans:
  1-4 family residential             $ 94,784               $ 71,397
  Other dwelling units                 16,048                 16,647
Home equity lines of credit
  and improvement loans                 8,596                  8,210
Commercial nonmortgage loans              285                    329
Construction loans                        997                  1,693
Loans on savings accounts                 206                    243
Consumer loans                             76                    156
                                     --------               --------

    Total loans                       120,992                 98,675
Plus: unamortized premiums                178                    101
Less:
  Net discounts on loans purchased        (32)                   (47)
  Loans in process                        (92)                  (433)
  Deferred loan fees                   (1,292)                (1,233)
  Allowance for loan losses              (757)                  (783)
                                     --------               --------
Total                                $118,997                $96,280
                                     ========                =======

NOTE 6 - DEPOSITS

         The major types of deposits by amounts and percentages were as follows (in thousands):

                             September 30, 1998                    December 31, 1997
                            Amount    % of Total                  Amount     % of Total

NOW accounts               $16,118          6.1%                 $15,662           6.8%
Money Market accounts        9,705          3.7%                   7,687           3.3%
Passbook accounts           98,656         37.4%                  96,158          41.7%
Certificate accounts       139,551         52.8%                 111,051          48.2%
                         --------------------------------------------------------------
Total                     $264,030        100.0%                $230,558         100.0%
                         ==============================================================

NOTE 7 - EARNINGS PER SHARE

          In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement Of Financial Accounting Standards ("SFAS") No. 128. The Statement establishes Standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Per share amounts for the quarter ended September 30, 1998 include earnings only from July 14, 1998, the completion date of the initial public offering. EPS for the periods prior to the Conversion and Reorganization have not been presented as they are not comparable.


NOTE 8 - COMPREHENSIVE INCOME

          Effective   January  1,  1998,  the  Company  adopted  SFAS  No.  130,
          "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no material effect on the Company's consolidated financial condition or operations. For the three and nine months ended September 30, 1998, the Company reported other comprehensive income of $237,929 and $529,076 respectively, and $292,118 and $348,885 for the same periods in 1997. Such increased income consisted entirely of unrealized gains, net of taxes, on available for sale securities.


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

          Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement established accounting and reporting standards for derivative instruments and hedging activity and requires that all derivatives be measured at fair value and recognized as either assets or liabilities in the financial statements. Management of the Company is currently assessing the potential impact of SFAS No. 133 when such statement is adopted.

                           THISTLE GROUP HOLDINGS, CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general market conditions. Thistle Group Holdings, Co. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         Thistle Group Holdings, Co. (the "Company") is a Pennsylvania Corporation which was organized in March 1998 to acquire all of the Capital Stock of Roxborough-Manayunk Bank (the "Bank") in the Conversion and Reorganization. Thistle Group Holdings, Co. is a unitary thrift holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

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

         Because the Conversion and Reorganization was not completed until July 14, 1998, the information provided herein is that of Company for the three and nine months ended September 30, 1998 and of the Thistle Group Holdings, Inc. (the "Mid-Tier Holding Company") for all other periods presented.

Comparison of Financial Condition

The Company had total assets of $460.5 million as of September 30, 1998, representing an increase of $184.0 million or 66% from the balance of $276.6 million as of December 31, 1997. The net increases of $35 million in interest bearing deposits and investment securities, $120 million in mortgage-backed securities, and $24 million in loans were funded with $71 million of the net proceeds from the stock offering, additional FHLB advances of $80 million and an increase of $33 million in deposits.

Cash and cash equivalents increased $14.8 million or 73% from $20.1 million at December 31, 1997 to $34.9 million at September 30, 1998 primarily due to proceeds not yet deployed from the stock offering.

Investments and mortgage-backed securities increased $140.4 million or 94% from $149.7 million at December 31, 1997 to $290.1 million at September 30, 1998. The increase was primarily due to $60 million in current coupon mortgage-backed securities purchased in connection with wholesale leverage transactions funded with FHLB advances, and purchases of $34 million and $89 million of investments and mortgage-backed securities, respectively, funded with the proceeds from the stock offering, maturities and repayments.

Loans increased $24.3 million or 25% from $97.4 million at December 31, 1997 to $121.7 million at September 30, 1998. This increase was the result of the purchase of a $21 million whole loan package purchased as part of a leverage transaction and originations of $20 million, offset by $17 million in principal repayments.

Deposits increased $33.4 million or 15% from $230.5 million at December 31, 1997 to $264.0 million at September 30, 1998. Certificates of deposit (primarily 1 year) increased $28 million representing the majority of the increase.

FHLB advances increased $80 million from $7.8 million at December 31, 1997 to $87.8 million at September 30, 1998. The additional borrowings have scheduled maturity dates through September 2008 and a weighted average interest rate of 5.4%.

Total stockholders' equity increased $72.4 million from $28.5 million at December 31, 1997 to $100.9 million at September 30, 1998 primarily due to net proceeds from the stock offering, and net income, net of dividends declared and paid.

Non-performing Assets

         The following table sets forth information regarding non-performing loans and real estate owned.


                                                                     At                  At
                                                               September 30,        December 31,
                                                               -------------        ------------
                                                                    1998                1997
                                                                    ----                ----
                                                                        (in Thousands)

              Total non-performing loans................           $448                $ 716
              Real estate owned.........................            175                  116
                                                                   ----                  ---
              Total non-performing assets...............           $623                $ 832
                                                                   ====                 ====
              Total non-performing loans to
                total loans.............................            .36%                 .74%
                                                                    ====                 ===
              Total non-performing assets to
                total assets............................            .14%                 .30%
                                                                    ====                 ===

              Allowance for loan loss                              $757                 $783

              Allowance for loan losses as a percentage
              of non-performing assets                              121%                  94%

              Allowance for loan losses as a percentage
              of total non-performing loans
                                                                    169%                 109%
              Allowance for loan losses as a percentage
              of total loans                                        .62%                 .80%

Comparison of Earnings for the Three and Nine Months Ended September 30, 1998 and 1997

         Net Income. Net income for the three and nine months ended September 30, 1998 increased $351,000 or 65% and decreased $1.2 million or 42%, respectively, over the same periods in 1997. The increase for the three month period is due to an increase in net interest income offset by increases in non-interest expense. The decrease for the nine month period is due to the $1.5 million after tax gain in 1997 from the sale of two branch offices offset somewhat by an increase in net interest income.

         Total Interest Income. Interest income increased $1.5 million or 31%, and $754,000 or 5%, for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in the three month period was due to an increase of $123 million in the average balance of interest-earning assets offset by a decrease in the average yield of 81 basis points. There was rate compression during the current quarter due primarily to the growth resulting from immediate infusion of capital from the stock conversion and general market conditions. The increase for the nine month period was due to an increase of $33.7 million in the average balance of interest-earning assets offset by a decrease in the average yield of 50 basis points.

         Total Interest Expense. Interest expense increased $663,000 or 25% and $383,000 or 5%, for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase in the three month period was primarily to an increase of $52.5 million in the average balance of interest-bearing liabilities and to a lesser extent by an increase of 11 basis points in the average cost of funds. The Company borrowed an additional $80 million in advances from the FHLB with a weighted average rate of 5.4% during the quarter ended September 30, 1998 in connection with a leveraging strategy thus increasing the average balances and cost of funds.

         Net Interest Income. Net interest income increased $890,000 or 38% and $371,000 or 5%, due to the reasons discussed above. In addition, the net interest spread, the difference between the average rate earned and the average rate paid, decreased by 92 basis points to 2.26% from 3.18% for the quarter ended September 30, 1998 and decreased 57 basis points to 2.61% from 3.18% for the nine months ended September 30, 1997.

         Provision for Losses on Loans. The provision for losses on loans for the three and nine months ended September 30, 1998 totaled $15,000 and $30,000, respectively, compared to $45,000 and $90,000 for the same periods in 1997. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated further operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Bank's control.

         Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         Other Income. Other income for the three months ended September 30, 1998 remained consistent with the quarter ended September 30, 1997. Other income for the nine months ended September 30, 1998 decreased $2.2 million over the same period of the prior year due to a non-recurring gain of $2.2 million on the sale of two branch offices in May 1997.

         Other Expenses. Other expenses increased $393,000 or 25% for the three months ended September 30, 1998 as compared to the same period in 1997. This increase was primarily due to a $100,000 ($50,000 of which is non-recurring) increase in depreciation, training, and communication expenses related to the purchase and installation of a $1.2 million, year 2000 compliant, PC-based client server system, a $22,000 increase in professional services due to SEC and OTS required filings as public company, a $100,000 increase in salaries and related expenses, and non-recurring charges of $50,000 related to the termination of the Mid-Tier Holding Company. Other expenses increased $152,000 or 3% for the nine months ended September 30, 1998 as compared to the same period of 1997. This increase represents an increase in the items discussed above with the exception of salaries and related expenses which decreased by $100,000 as well as a decrease in expenses related to operating two branch offices for five months in 1997 prior to their sale. The decrease in salaries and related expenses was mainly due to a decrease in profit sharing contributions. Contributions are based upon net income which was higher in 1997 due to the sale of the two branch offices. Also, as of July 1998 contributions have been suspended.

         The Company is in the process of reviewing the supplemental pension agreement triggered by the death of Chairman John F. McGill Sr. on October 6, 1998. While management has not completed its review of the agreement it is believed there will be a charge of not greater than $150,000 after tax taken against earnings in the fourth quarter ended December 31, 1998 in connection with this benefit.

         Income Tax Expense. Income tax for the three months ended September 30, 1998 increased due to the increase in earnings. Income tax expense for the nine months ended September 30, 1998 decreased over the same period of the prior year due to the decrease in earnings.

Liquidity and Capital Resources

         On September 30, 1998, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount          Percent
                                                 ------          -------
                                                     (in thousands)

Tangible capital.........................       $60,671           13.75%
Tangible capital requirement.............         6,615            1.50
                                                 ------           -----
Excess over requirement..................       $54,056           12.25%
                                                =======          ======

Core capital.............................       $60,671           13.75%
Core capital requirement.................        13,230            3.00
                                                 ------           -----
Excess over requirement..................       $47,441           10.75%
                                                =======           ======

Risk based capital.......................       $61,428           53.24%
Risk based capital requirement...........         9,229            8.00
                                                 ------           -----
Excess over requirement..................       $52,199           45.24%
                                                =======           =====

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

         The primary investment activity of the Bank is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 1998, the Bank originated $20 million of mortgage loans. The Bank also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $21 million and $149 million, respectively, during the nine month period. Other investment activities include investment in FHLB of Pittsburgh stock, consumer loans U.S. government and federal agency obligations, equity securities of financial institutions and capital trust securities.

         The Bank has other sources of liquidity if a need for additional funds arises. Although the Bank has historically not utilized borrowings as a source of funds, at September 30, 1998, the Bank had outstanding $87.8 million in advances from the FHLB of Pittsburgh. These advances were obtained in connection with leverage transactions including the purchase of a $21 million whole loan package and $60 million of current coupon mortgage-backed securities. In addition, other sources of liquidity can be found in the Bank's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 19.38% at September 30, 1998.

         The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Bank's operating, financing and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $34.9 million.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1998, the Bank had $1.3 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of September 30, 1998 totaled $122.5 million. Management believes that a significant portion of such deposits will remain with the Bank.

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

Additional Key Operating Ratios

                                                            For the                               For the
                                                      Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                          -------------                         -------------
                                                    1998(1)            1997(1)            1998(1)            1997(1)
                                                    -------            -------            -------            -------

Return on average assets.............                 .88%               .79%               .72%              1.39%
Return on average equity.............                5.30%              7.88%              5.61%             15.12%
Yield on average interest-earning assets
                                                     6.79%              7.60%              7.03%              7.53%
Cost of average interest-bearing
liabilities                                          4.53%              4.42%              4.42%              4.35%
Interest rate spread (2).............                2.26%              3.18%              2.61%              3.18%
Net interest margin..................                3.36%              3.57%              3.29%              3.51%


                                                           At September 30,
                                                                 1998
                                                           ----------------

Tangible book value per share......................             $11.22

----------------
(1)      The ratios for the three and nine month period are annualized.
(2)      Interest  rate spread  represents  the  difference  between the average
         yield   on   interest-earning   assets   and   the   average   cost  of
         interest-bearing liabilities.


Year 2000

         The Company currently has a Year 2000 Project Plan and Review Team in place. As recommended by the Federal Financial Institutions Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target.

     The Company has just completed the Renovation Phase which included among other things, changing the information processing system, the most essential system to the Bank. The information processing system was purchased from Open Solutions Incorporated, Glastonbury, Connecticut. The system has been certified by its vendor as Year 2000 compliant. The system was installed at the Bank in late July 1998. It is a PC-based client server system, which, management believes, will serve the Bank well beyond the Year 2000. The total cost of the system was approximately $1.2 million with additional annual cost of approximately $344,000 for depreciation, software cost, and maintenance. During the Renovation Phase the Company contacted all other material vendors, suppliers, and customers regarding their Year 2000 state of readiness. The Company is currently in the process of reviewing those responses.

         The Company is beginning Phase 4, Validation, which involves testing of all internal systems as well as testing with vendors. The Validation Phase is targeted for completion in June 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by December 1999. No assurance can be given that the Year 2000 Project Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the provider of the information processing system is unable to resolve a potential problem in time, the Company would likely experience significant data processing delays, mistakes, or failures. These delays, mistakes, or failures could have a significant adverse impact on the financial statements of the Company.

         Successful and timely completion of the Year 2000 Project Plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Company's testing plans, and all vendors, suppliers and customer readiness.

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

         The Bank is also managing interest rate risk by the origination of multi-family residential loans with a balloon payment after five to seven years. In general, these loans have higher yields, shorter maturities and greater interest rate sensitivity than traditional 1-4 family residential real estate loans.

         The Bank constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Bank are priced competitively in order to meet the Bank's asset/liability management objectives and spread requirements. As of September 30, 1998, the Bank's savings accounts, checking accounts and money market deposit accounts totaled $124.5 million or 47 % of its total deposits. The Bank believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

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

                           THISTLE GROUP HOLDINGS, CO.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1998. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1998 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.  CHANGES IN SECURITIES

          Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

ITEM 5.  OTHER MATERIALLY IMPORTANT EVENTS

          See  Note  3  to  the  Unaudited   Consolidated  Financial  Statements
          regarding the Conversion and Reorganization.

          In October 1998, William A. Lamb Sr. was appointed to fill the seat left vacant when John F. McGill Sr. passed away on October 6, 1998. Mr. Lamb serves as a Board member Roxborough-Manayunk Bank. Jerry A. Naessens, current Board member of the Company and Chief Financial Officer of Roxborough-Manayunk Bank was appointed to fill Mr. McGill's Board seat at Roxborough-Manayunk Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - see attached

          (b)  Reports on Form 8-K.

               On July 14, 1998, Thistle Group Holdings, Co., filed a Current Report on Form 8-K announcing the completion of the Conversion and Reorganization, including the sale and issuance of 9,000,000 shares of common stock of Thistle Group Holdings, Co. See also
               Note 3 to Unaudited Consolidated Financial Information included in this Form 10Q.

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

       10.4 1994 Management Stock Bonus Plan of Roxborough-Manayunk Federal Savings Bank*

       10.5    Employment Agreement with John F. McGill*

       10.6    Employment Agreement with Jerry Naessens*

       10.7    Employment Agreement with John F. McGill, Jr.*

 -------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 initially filed with the Commission on March 26, 1998 (File No. 333-48749).
                                       13

                   THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARY

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THISTLE GROUP HOLDINGS, CO.




Date: November 13, 1998           By:      /s/ John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 13, 1998           By:      /s/ Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer and Secretary
                                           (Principal Officer)