Form 10-K405
period 1998-12-31
THISTLE GROUP HOLDINGS CO
filed 1999-03-31
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number: 0-24353

                           THISTLE GROUP HOLDINGS, CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                       23-2960768
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
      or organization)                                       Identification No.)

     6060 Ridge Avenue, Philadelphia, Pennsylvania                19128
--------------------------------------------------              ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (215) 483-2800
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO    .
                                              ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of $8.938 per share of the registrant's common stock on March 12, 1999, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $59.6 million. On such date, 7,940,744 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 1998 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                     PART I
Forward-Looking Statements

         Thistle Group Holdings, Co. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

         Thistle Group Holdings, Co. (the "Company") is a Pennsylvania corporation organized in March 1998 at the direction of Roxborough-Manayunk Bank (the "Bank") to acquire all of the capital stock of the Bank. The Bank is a federally-chartered stock savings association, which was originally chartered as a mutual savings association through the combination of 11 building and loan associations as Roxborough-Manayunk Federal Savings and Loan Association (the "Association") on May 3, 1939, at which time the Association's accounts were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") and currently the SAIF. In 1939, the Association became a member of the FHLB System. On December 31, 1992, the Association reorganized from a mutual savings association into a mutual holding company named FJF Financial, M.H.C. ("FJF Financial") and chartered a new stock savings bank named Roxborough-Manayunk Federal Savings Bank. On October 1, 1997, the Bank formed a middle-tier stock holding company (Thistle Group Holdings, Inc.) whereby the Bank became a wholly-owned subsidiary of Thistle Group Holdings, Inc.

         In July 1998, the Bank, Thistle Group Holdings, Inc., and FJF Financial completed their conversion and reorganization into the current corporate structure of the Company and the Bank. Upon completion of the conversion and reorganization, the Company became a unitary savings and loan holding company which, under existing laws, is generally not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company is not an operating company and primarily holds all of the outstanding stock of the Bank. The Company does not employ any persons other than officers but utilizes the support staff of the Bank from time to time.

         The Company's and the Bank's main office is located at 6060 Ridge Avenue, Philadelphia, Pennsylvania 19128, and the telephone number at that office is (215) 483-2800. The Bank serves the Pennsylvania counties of Philadelphia and Delaware through a network of six offices, providing a full range of retail banking services, with emphasis on one-to four-family residential mortgages. Upon completion of the conversion and reorganization the Bank changed its name to "Roxborough-Manayunk Bank." At December 31, 1998, the Company had total assets, deposits, and stockholders' equity of approximately $492.0 million, $276.4 million, and $100.2 million, respectively.

         The principal business of the Bank is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residences and other improved residential and commercial real estate. The Bank's income is derived largely from interest and fees in connection with its lending activities. Its principal expenses are interest paid on savings deposits and borrowings and operating expenses.

         Unless the context requires otherwise, any reference to the Company includes the Bank on a consolidated basis.

Geographic Lending Area

         Although authorized to make real estate loans throughout the United States, the Company's lending area generally includes Philadelphia, Bucks, Delaware, Chester, and Montgomery Counties, which comprise the Philadelphia metropolitan area. The Company's primary lending area consists of the far northwest sections of Philadelphia, South Philadelphia, and Montgomery County, Pennsylvania. The Pennsylvania real estate market was generally depressed in the late-1980s. The market has shown improvement in the 1990s, but whether the recovery will continue is dependent upon general economic conditions, not just in Pennsylvania, but in the United States as a whole.

Lending Activities

         General. Historically, the principal lending activity of the Company has been the origination of mortgage loans for the purpose of constructing, financing or refinancing residential properties. In January of 1999 the Company hired an experienced commercial real estate lender to assist in increasing such lending.

         Analysis of Loan Portfolio. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

                                                                             At December 31,
                                                                             ---------------
                                           1998               1997                1996               1995                 1994
                                           ----               ----                ----               ----                 ----
                                        $         %        $         %          $      %         $         %            $       %
                                       ---       ---      ---       ---        ---    ---       ---       ---          ---     --
                                                           (Dollars in Thousands)
Real Estate Loans:(1)
  Construction..................... $    868      .64% $ 1,693      1.72%  $    964     .96%  $    495      .48% $    910      .93%
  Residential......................  108,585    79.91   71,397     72.36     73,871   73.30     72,675    71.20    74,124    75.88
  Multi-family and commercial......   17,542    12.91   16,647     16.87     17,615   17.54     20,200    19.79    14,603    14.95
  Home equity......................    8,068     5.94    8,133      8.24      7,011    6.96      5,004     4.91     4,300     4.40
  Home equity line of credit.......      202      .15       73       .07          -       -
Loans secured by commercial
  equipment leases.................        -        -        -         -          -       -      3,341     3.27     3,179     3.25
Commercial loans...................      269      .20      329       .33        770     .76          -        -         -        -
Consumer loans:
  Line of credit...................       76      .06       96       .10         92     .09          -        -         -        -
  Secured demand note..............       50      .04       60       .06          -       -          -        -         -        -
  Share loans......................      218      .15      243       .25        384     .38        347     0.34       537     0.55
  Home improvement................. $      3                 4         -          8     .01         15      .01        24      .03
                                     -------      ---   ------     -----    -------  ------    -------   ------    ------   ------
Total loans........................ $135,881      100% $98,675    100.00%  $100,715  100.00%  $102,077   100.00%  $97,677   100.00%
                                     =======      ===   ======    ======   ========  ======    =======   ======    ======   ======

Less:
  Premiums and (discounts)......... $    344           $    54             $     76           $     26            $   (61)
  Deferred fees....................   (1,281)           (1,233)              (1,299)            (1,221)            (1,254)
  Loans in process.................                       (433)                (289)              (156)              (422)
  Allowance for loan losses........   (1,036)             (783)                (577)              (455)              (417)
                                     -------            ------              -------           --------            -------
  Total loans, net................. $133,908           $96,280             $ 98,626           $100,271            $95,523
                                     =======            ======              =======            =======             ======



--------------
(1)  Does not include $2,558,  $1,155,  $2,147,  $1,613,  and $1,198 of mortgage loans classified as held for sale at December 31, 1998, 1997, 1996, 1995, and 1994, respectively.

         Residential Mortgage Loans. The Company offers first mortgage loans secured by one- to four-family residences in the Company's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Company offers fixed-rate mortgage loans with terms of up to 30 years and adjustable-rate mortgage loans that generally adjust every year based upon selected published indices. Mortgage loans originated and held by the Company in its portfolio generally include due-on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         Adjustable-rate mortgage loans buffer the risks associated with changes in interest rates, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The Company's adjustable-rate loan underwriting policy recognizes these inherent risks and the Company reviews a credit application accordingly. These risks have not had an adverse effect on the Company to date. At December 31, 1998, 2.5% of the Company's mortgage loan portfolio consisted of adjustable-rate loans.

         Home Equity Loans and Home Equity Lines of Credit. The Company originates home equity loans secured by single-family residences. These loans are originated as fixed-rate loans with terms from 3 to 10 years. These loans are made on owner-occupied, single-family residences or vacation homes. The loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgages or liens. Home equity loans are generally originated for retention in the Company's loan portfolio.

         Multi-Family and Commercial Real Estate Loans. The Company originates to a limited extent multi-family mortgage loans secured primarily by apartment buildings located in its primary lending area. These loans are generally fixed-rate loans with maturities up to 15 years, or amortized over 25 years with a balloon payment after 5 to 7 years. The Company also originates adjustable-rate multi-family loans which adjust with The Wall Street Journal prime rate annually and have maturities of 5 to 10 years. These loans typically amortize over 20 to 25 years. These loans are generally made in amounts up to 75% of the appraised value of the mortgaged property. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 1.50% to 3% is usually charged on such loans. The typical multi-family property in the Company's multi-family lending portfolio has between 5 and 25 dwelling units with an average loan balance of approximately $340,000. The largest multi-family loan as of December 31, 1998 had an outstanding balance of $1.7 million and was secured by 45 dwelling units.

         The Company also originates commercial real estate loans secured by property located within its primary market area. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, industrial facilities and other non-residential buildings. Essentially all originated commercial real estate loans are within the Company's market area. As of December 31, 1998, the Company had 102 loans secured by commercial real estate, totaling $10.8 million or 8.0% of the Company's total loan portfolio, with an average principal balance of $107,000. None of the 102 loans had principal balances outstanding of over $1.4 million as of December 31, 1998. The largest commercial real estate loan was secured by a shopping center with an outstanding balance of $1.4 million on December 31, 1998. This loan represents approximately 8% of the Company's $17.5 million multifamily and commercial real estate loans at December 31, 1998. Commercial real estate loans are generally originated in amounts ranging from 70% to 75% of the appraised value of the mortgaged property, although sometimes commercial real estate loans are made with an 80% loan to value ratio. The Company makes both adjustable and fixed-rate commercial real estate loans. The adjustable-rate loans have terms of up to 15 years, or are amortized over 25 years with a balloon payment after 5 and 7 years, if negotiated by management. The rate of interest on the adjustable-rate loans is often tied to the Wall Street Journal stated prime rate.

         Construction Loans. The Company's construction loan portfolio consists of substantially residential construction loans with initial terms of generally 12 to 18 months. Land acquisition and development loans are also made on a very limited basis. The construction loans made by the Company have adjustable rates tied to the Wall Street Journal stated prime rate, adjusting monthly. Generally, such loans are repaid or converted to permanent loans when the property is completed or sold. The permanent loan can be an adjustable or fixed-rate loan at a rate equal to the prevailing rates offered by the Company 30 days prior to the date of closing.

         Loans Secured by Commercial Equipment Leases. The Company previously invested in loans secured by commercial equipment leases from a single entity. During 1996, the borrower declared bankruptcy. On December 27, 1996, the company entered into an agreement with the trustee for the bankruptcy court whereby the Company will receive approximately 65% of the cash receipts from the collateral principal in exchange for all rights to the collateral. In connection with this agreement, the company charged-off $1.2 million of the outstanding balance due from the trustee at December 31, 1996. The Company has since discontinued such lending and currently has no plans to re-enter such market. At December 31, 1998 the Company had an outstanding receivable of $11,000 which it expects to collect in early 1999.

         Consumer Loans. Office of Thrift Supervision regulations permit the Company to make secured and unsecured consumer loans up to 35% of the Company's assets. Consumer loans originated by the Company are loans secured by savings deposits or fully marketable securities pledged as collateral.

         Loan Underwriting Risks. While multi-family and commercial real estate, construction, commercial business, and consumer loans provide benefits to the Company's asset/liability management program and reduce exposure to interest rate changes, such loans may entail significant additional credit and interest rate risks compared to residential mortgage lending. Multi-family and commercial real estate and construction mortgage loans may involve large loan balances to single borrowers or groups of related borrowers. In addition, the ability to make payments on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the real estate market or in the general economy. Construction loans may involve additional risks attributable to the fact that loan funds are advanced upon the security of the project under construction. Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Because of these factors, the analysis of prospective construction loan projects requires an expertise that is different in significant respects from the expertise required for residential mortgage lending.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Company recognizes service charges which consist primarily of loan application fees, processing fees, and late charges. The Company recognized service charges of $316,000 for the year ended December 31, 1998.

         Loan Maturity Schedules. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled $28,509,000, $22,489,000, and $16,320,000 for the fiscal years ended December 31, 1998, 1997, and 1996, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                                        Multi-Family
                                       Residential          and
                                           and           Commercial
                                       Home Equity      Real Estate     Construction        Consumer        Commercial        Total
                                       -----------      -----------     ------------        --------        ----------        -----
                                                                         (In Thousands)
Non-performing..................       $    393          $      -          $    -             $  -             $  -        $    393
Amounts Due:
Within 3 months.................      $       5          $    186          $  172             $ 99             $  -        $    462
3 months to 1 Year..............          1,076               620             696              100                -           2,492

After 1 year:
  1 to 3 years..................          1,367             3,823               -                8              128           5,326
  3 to 5 years..................          3,833               656               -                -                            4,489
  5 to 10 years.................         19,655             5,770               -                -              141          25,566
  10 to 20 years................         32,937             5,760               -                -                -          38,697
  Over 20 years.................         57,589               727               -              140                           58,456
                                        -------            ------           -----              ---             ----         -------
Total due after one year........        115,381            16,736               -              148              269         132,534
                                        -------            ------           -----              ---              ---         -------
Total amount due................       $116,855           $17,542           $ 868             $347             $269        $135,881
                                        =======            ======            ====              ===              ===         =======


         The following table sets forth the dollar amount of all loans due after December 31, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                        Floating or
                                                  Fixed Rates        Adjustable Rates          Total
                                                  -----------        ----------------          -----
                                                                      (In Thousands)
Residential and home equity...................        $113,987            $2,868             $116,855
Multi-family and commercial real estate.......          16,974               568               17,542
Construction..................................             150               718                  868
Consumer......................................               2               345                  347
Commercial....................................                               269                  269
                                                   -----------             -----             --------
  Total.......................................       $ 131,113            $4,768             $135,881
                                                      ========             =====              =======


         Loan Purchases. In the past, the Company purchased loans from a number of financial institutions. Generally, such loans were fixed-rate loans secured by single family residential loans located in Central and Eastern Pennsylvania, New Jersey, New York and Delaware. At December 31, 1998, $51.7 million of such loans were outstanding. In each transaction, the seller retained the loan servicing. The Company purchased such loans to increase its residential loan portfolio. Since the reorganization, the Company has purchased $36 million in fixed rate residential mortgages located in North Jersey and Long Island as part of its leverage program.

         In 1994, the Company agreed to act as a correspondent with a bank in Souderton, Pennsylvania. The correspondent bank originates fixed-rate residential loans based on terms, conditions, fees, and rates posted by the Company. All underwriting conforms to the Company's underwriting guidelines. The

Company receives from the correspondent bank a completed application to underwrite and determine whether to issue a loan commitment. At December 31, 1998, the Company had a balance of $1.9 million of such loans outstanding. The Company still maintains this relationship but only to a limited extent.

         In loan purchase transactions, the Company typically receives a due diligence package that provides loan level detail on a comparative basis against the Federal Home Loan Mortgage Corporation ("FHLMC") underwriting guidelines. All loans must be documented, including an original appraisal that substantiates the value of the subject property at the time the loan was originated.

         The Company obtains from the seller a duplicate copy of each original loan file which generally includes an executed loan application, financial statements, credit report, and original title policy and mortgage note. In the event that a residential loan package has substantial seasoning and low original loan-to-value ratios, or the market is well beyond the Company's primary lending area, a fee appraiser may not be employed to underwrite the appraisal reports in the loan files. The Company arranges with the seller/servicer an on site due diligence review to physically review and document each loan file in a purchase transaction.

         The Company originates residential first mortgage loans that conform to the FHLMC and Federal National Mortgage Association ("FNMA") guidelines. It is the Company's intent to retain servicing for loans originated for sale or to subsequently package them as participations. Primary markets for loans sold will be GSEs and other secondary market investors.

         Loans Available For Sale. The Company holds as available for sale certain residential mortgage loans that have an annual yield determined by Management to be at rates not compatible with its asset management strategy. These loans conform to FHLMC and FNMA guidelines and are readily salable in the secondary market.

         Origination, Purchase and Sale of Loans. The following table sets forth
total  loans  originated,   purchased,  sold,  and  repaid  during  the  periods
indicated.

                                                       Year Ended December 31,
                                                       -----------------------
                                     1998         1997         1996         1995         1994
                                     ----         ----         ----         ----         ----
                                                          (In Thousands)
Total gross loans receivable at
   beginning of period ........   $  98,675    $ 100,775    $ 102,077    $  97,677    $ 100,990
                                  =========    =========    =========    =========    =========

Loans originated:
  Construction loans ..........   $     360    $   1,570    $   1,055    $     430    $     660
  Residential and home equity .      26,973       14,795       13,546        7,064       11,378
  Multi-family and commercial
    real estate ...............         438        2,211          810        1,962        2,015
  Consumer ....................         252          372          368          190          327
  Commercial ..................       1,927          707          770         --           --
                                  ---------    ---------    ---------    ---------    ---------
Total loans originated ........   $  29,950    $  19,655    $  16,549    $   9,646    $  14,380
                                  =========    =========    =========    =========    =========

Loans purchased:
  Residential .................   $  36,098    $   1,088    $   2,360    $   4,363    $   1,860
  Multi-family and commercial
    real estate ...............        --           --           --          2,897         --
  Commercial equipment leases .        --           --           --          1,629        1,600
                                  ---------    ---------    ---------    ---------    ---------
Total loans purchased .........      36,098        1,088        2,360        8,889        3,460
                                  ---------    ---------    ---------    ---------    ---------

Total loans sold ..............        --            383         --           --           --
                                  ---------    ---------    ---------    ---------    ---------
Loan principal repayments .....      28,509       22,489       16,320       13,984       20,005
                                  ---------    ---------    ---------    ---------    ---------
Other (debits less credits) ...        (333)         (29)      (3,891)        (151)      (1,148)
                                  ---------    ---------    ---------    ---------    ---------
Net loan activity .............   $  37,206    $  (2,100)   $  (1,302)   $   4,400    $  (3,313)
                                  =========    =========    =========    =========    =========
Total gross loans receivable at
  end of period ...............   $ 135,881    $  98,675    $ 100,775    $ 102,077    $  97,677
                                  =========    =========    =========    =========    =========

         Loan Commitments. The Company generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The Company also makes loan commitments for non-conforming or commercial real estate loans for up to 90 days, which generally carry additional requirements for funding. The total amount of the Company's commitments to originate loans as of December 31, 1998 was $1.2 million.

         Loan Servicing and Servicing Fees. The Company has retained servicing on loans it has sold to FHLMC and FNMA. The Company also services all of its own loans. As of December 31, 1998, 1997 and 1996, the Company serviced loans for others totaling $2.3 million, $3.7 million, and $3.5 million respectively. Loan servicing fees have not constituted a material source of income.

Asset Quality

         Non-Performing Assets and Asset Classification. The Company's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days, the Company will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property is charged to the allowance for losses.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue for residential mortgage loans 90 days or more past due, however a reserve is set up for such loans. Consumer loans generally are charged off when the loan becomes 90 days or more delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         At December 31, 1998, the Company had approximately $263,000 of loans that were 60-89 days delinquent, all of which were secured by residential properties.

         The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. At the dates indicated, the Company had no accruing loans past due 90 days or more and no restructured loans within the meaning of SFAS No. 15.

                                                                At December 31,
                                                                ---------------
                                                1998       1997      1996      1995      1994
                                                ----       ----      ----      ----      ----
                                                               (In Thousands)
Loans accounted for on a non-accrual basis ..   $ --    $    --    $   --    $   --    $   --
Accruing loans which are contractually past
 due 90 days or more:
  Residential and home equity ...............   $393    $   716    $1,357    $1,441    $1,244
  Construction loans ........................     --         --       109       133        --
  Multi-family and commercial real estate ...     --         --     1,533       565        --
  Consumer ..................................     --         --        --        --         7
                                                ----    -------    ------    ------    ------
Total .......................................   $393    $   716    $2,999    $2,139    $1,251
                                                ====    =======    ======    ======    ======
Real estate owned ...........................   $ 82    $   116    $  186    $  227    $   88
                                                ====    =======    ======    ======    ======
Total non-performing assets .................   $475    $   832    $3,185    $2,366    $1,339
                                                ====    =======    ======    ======    ======
Total non-accrual and accrual loans to
  net loans .................................    .28%       .74%     3.04%     2.35%     1.40%
                                                ====    =======    ======    ======    ======
Total non-performing assets to total assets .    .09%       .30%     1.08%      .82%      .49%
                                                ====    =======    ======    ======    ======

         Non-performing assets decreased $357,000 or 42.9% due to foreclosure and subsequent liquidation of non-performing assets in addition to normal collections.

         Management of the Company regularly reviews the loan portfolio in order to identify potential problem loans and classifies any potential problem loan as a special mention, substandard, doubtful or loss asset according to the OTS classification of asset regulations.

         OTS regulations provide for savings institutions to classify their loans and other assets as substandard, doubtful, or loss assets. Assets classified as substandard are those inadequately protected by the current net worth and paying capacity of the obligor or the pledged collateral. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses of those classified as substandard with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as "loss" are considered uncollectible and of such little value that their continuance as assets without the establishment of a specific reserve is not warranted. Assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention are designated "special mention." Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase risk in the future. Assets designated as substandard or doubtful are recorded at fair value. At December 31, 1998, the Company had $2.2 million of classified assets, all of which were classified as substandard and none of which were classified as loss. Furthermore, at December 31, 1998, $704,000 of assets were designated special mention.

         Allowance for Losses on Loans and REO. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established.

         While the Company believes it has established its existing allowance for loan losses in accordance with GAAP and the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued by the OTS, in conjunction with the OCC, FDIC and FRB, there can be no assurance that the applicable regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses, or that changes in the real estate market or local or national economy will not cause the Company to significantly increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings.

         In making loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan. It is the Company's policy to review its loan portfolio, in accordance with regulatory classification procedures, on a quarterly basis. Additionally, the Company maintains a program of reviewing loan applications prior to making the loan and immediately after loans are made in an effort to maintain loan quality.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                     At December 31,
                                           ---------------------------------------------------------------
                                              1998          1997          1996        1995         1994
                                           ---------     ---------     ---------    ---------    ---------
                                                                 (Dollars in Thousands)

Total loans outstanding, net(1) ........   $ 133,908     $  96,280     $  98,626    $ 100,271    $  95,524
                                           =========     =========     =========    =========    =========
Average loans outstanding, net(1) ......   $ 110,059     $ 101,472     $ 101,726    $  99,194    $  97,302
                                           =========     =========     =========    =========    =========

Allowance balances (at beginning of
  period) ..............................   $     783     $     577     $     455    $     417    $     450
Provision:
  Residential ..........................         270            37            --           24           49
  Multi-family and commercial
    real estate ........................          --            83           139           27            9
  Consumer .............................          --            --            --           84            2
Net Charge-offs (recoveries):
  Residential ..........................         (17)          (86)           17           97           83
  Multi-family and commercial
    real estate ........................          --            --            --           --           --
  Consumer .............................          --            --            --           --           10
                                           ---------     ---------     ---------    ---------    ---------
Allowance balance (at end of period) ...   $   1,036     $     783     $     577    $     455    $     417
                                           =========     =========     =========    =========    =========
Allowance for loan losses as a percent
  of total loans outstanding ...........         .77%          .85%          .59%         .45%         .44%
Net loans charged off (recovery) as
  a percent of average loans outstanding         .01%         (.08)%         .02%         .09%         .10%


---------------
(1)      Does not include loans available for sale.

                  The following table sets forth certain information regarding the allocation of the allowance for loan losses by type.

                                                                            At December 31,
                                --------------------------------------------------------------------------------------------------
                                     1998                 1997                 1996              1995                1994
                                -------------------  ------------------   ------------------ -----------------  ------------------
                                         Percent of          Percent of           Percent of        Percent of         Percent of
                                          Loans to            Loans to             Loans to          Loans to           Loans to
                                            Total               Total                Total            Total               Total
                                 Amount     Loans    Amount     Loans     Amount     Loans   Amount   Loans     Amount    Loans
                                 ------    -------   ------    -------    ------    -------  ------  -------    ------   ------
                                                                       (Dollars in Thousands)

Residential and home equity(1).. $  487      86.64%    $234      82.39%     $197      81.22%   $275     79.86%    $262     84.47%
Multi-family and commercial
  real estate...................    549      12.91      549      16.87       380      17.54     106     19.79       55     14.95
Consumer loans..................      -        .25        -       0.41         -       0.48       -      0.35        -      0.58
Commercial loans(2).............      -        .20        -       0.33         -       0.76      74          -     100          -
                                 ------    -------     ----     ------      ----     ------     ---    -------     ---    -------
  Total allowance............... $1,036     100.00%    $783     100.00%     $577     100.00%   $455    100.00%    $417    100.00%
                                  =====     ======      ===     ======       ===     ======     ===    ======      ===    ======


--------------------
(1)  Includes residential construction loans.
(2) Includes loans secured by commercial equipment leases at December 31, 1995 and 1994.

Investment Activities

         General. The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The current investment goal is to invest available funds in instruments that meet specific requirements of the Company's asset and liability management goals. The investment activities of the Company consist primarily of investments in fixed and adjustable-rate mortgage-backed securities and U.S. Government agency bonds. At December 31, 1998, the Company had a mortgage-backed securities portfolio with a market value of $229.9 million, all of which was held for sale. At
December 31, 1998, the Company had an investment securities portfolio of approximately $74.4 million consisting of U.S. Government treasury, agency securities, and municipal and equity securities. The market value of such securities at December 31, 1998 was $74.2 million.

         Mortgage-Backed Securities. The Company also purchases mortgage-backed securities guaranteed by Government National Mortgage Association ("GNMA") and FNMA and issued by the FHLMC which are secured by fixed-rate and adjustable-rate mortgages. GNMA mortgage-backed securities are pass-through certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans' Affairs ("VA"). The FNMA mortgage-backed securities consist of pass-through certificates and real estate mortgage investment conduits ("REMICs"). FHLMC mortgage-backed securities consist of both REMICs and pass-through certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings institutions. As of December 31, 1998, the Company's mortgage-backed securities amounted to $229.9 million, or 46.7% of total assets, all of which are currently classified as available for sale.

         REMICs held by the Company at December 31, 1998 consisted of floating-rate tranche, in the amount of $3.0 million. The interest rate of all of the Company's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. At December 31, 1998, none of these securities are deemed to be "High Risk" according to Federal Financial Institutions Examination Council ("FFIEC") guidelines which have been adopted by the OTS. The securities are primarily companion tranche to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs is allocated to the companion tranche. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranche.

         Investment Securities. Income from investment securities provides a significant source of income for the Company. The Company maintains a portfolio of investment securities such as U.S. government and agency securities, non-governmental securities, municipal bonds, debt and equity investments in financial services firms, FHLB stock and interest-bearing deposits, in addition to the Company's mortgage-backed securities portfolio. The Company is required by federal regulation to maintain a minimum percentage of its liquidity base in the form of qualifying long and short-term liquid assets. Currently, the liquidity requirement is 4.0%. In addition, longer-term corporate, agency and government debt securities may be held subject to similar creditworthiness, ratings and maturity criteria. As of December 31, 1998, the Company's, liquidity ratio was 19.02%. The balance of short-term security investments in excess of regulatory requirements reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Company's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, the yield on such investments also declines at a faster rate than does the yield on long-term investments.

         Investment decisions are made within policy guidelines established by the Board of Directors and the Asset/Liability Committee. As of December 31, 1998, the Company's investment portfolio (including investment securities classified as available for sale) (the "investment portfolio") totalled $74.4 million.

         The following table sets forth the fair value or amortized cost (as applicable) of the Company's investment portfolio, short-term investments, and FHLB stock at the dates indicated. The amounts for securities held to maturity are listed at amortized cost; amounts for securities available for sale are listed at approximate market value.

         Investment Portfolio. The following table sets forth the carrying value (market value or amortized cost, as applicable) of the Company's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed securities at the dates indicated.

                                            At December 31,
                                    -----------------------------------
                                      1998       1997       1996
                                    --------   --------   --------
                                            (In Thousands)
Investment Securities:
 U.S. Treasury Securities .......   $  5,032   $  5,403   $  5,055
 FHLB bonds .....................     10,154     17,284     22,000
 Other agencies(1) ..............      8,178      4,168     19,160
 Municipal bonds ................     30,765      8,034       --
 Mutual funds(2) ................      1,285      1,222      1,147
 FHLMC preferred stock(2) .......       --         --          985
 Capital trust securities(2)(3) .     11,647      1,060       --
 Subordinated debt(3) ...........        750        250        250
                                    --------   --------   --------
   Total investment securities ..     67,811     37,061     48,597
                                    --------   --------   --------
Interest-bearing deposits .......     21,614     15,312     36,067
Federal funds sold ..............      2,000      2,000      2,000
FHLB of Pittsburgh stock ........      5,344      1,701      1,691
Mortgage-backed securities(2) ...    229,883    111,486     93,410
Equity investments(2)(3) ........      6,592      1,166        499
                                    --------   --------   --------
   Total Investments ............   $333,244   $168,726   $182,264
                                    ========   ========   ========


----------------
(1)  Consists of FNMA, FHLMC, SLMA debentures and certificates of deposit.
(2) Classified as available for sale and carried at approximate fair value. All other investment securities are classified as held to maturity.
(3) Investments held by the Company in 1998 and Thistle Group Holdings, Inc. in prior years.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment securities portfolio at December 31, 1998.

                                                                   As of December 31, 1998
                            One Year or Less   One to Five Years   Five to Ten Years More than Ten Years Total Investment Securities
                           ------------------ -------------------  ----------------- ------------------- ---------------------------
                           Carrying   Average  Carrying  Average   Carrying Average   Carrying Average    Carrying  Average   Market
                             Value     Yield    Value     Yield     Value    Yield     Value    Yield      Value     Yield    Value
                           -------    -------  -------   -------   -------  -------   -------- -------    -------   -------  -------
                                                           (Dollars in Thousands)

U.S. Treasury Securities...  $    -         -%   $5,032    7.24%  $     -        -%   $      -      -%   $  5,032     7.24%  $ 5,356
FHLB bonds and notes.......       -         -         -       -         -        -      10,154   7.40      10,154     7.40     9,768
Other agencies(1)..........     178      5.25         -       -     3,000     6.02       5,000   6.83       8,178     6.50     8,163
Municipal bonds............       -         -         -       -         -        -      30,765   4.89      30,765     4.89    30,671
Subordinated debt .........       -         -         -       -       750     8.25           -      -         750     8.25       750
Capital securities.........       -         -         -       -     2,750     8.05       9,024   8.57      11,774     8.44    11,647
Mutual funds...............   1,285      5.01         -       -         -        -           -      -       1,285     5.01     1,285

Mortgage-backed securities:


  GNMA pass-through........       -         -         -       -     3,628     7.14     130,588   5.68     134,216     5.72   134,781
  FNMA pass-through........       -         -         -       -         -        -      64,852   6.45      64,852     6.45    65,129
  FHLMC pass-through.......       -         -     1,339    6.50     3,245     8.97      21,928   6.55      26,512     6.84    27,068
  FHLMC REMICs.............       -         -         -       -       602     5.91       2,392   6.06       2,994     6.03     2,905
                             ------    ------    ------  ------   -------     ----     -------   ----     -------     ----   -------
  Total....................  $1,463      5.04%   $6,371    7.08%  $13,975     7.51%   $274,703   6.03%   $296,512     6.11% $297,523
                             ======    ======    ======  ======   =======     ====     =======   ====     =======     ====   =======

---------------
(1)  Consists of FNMA, FHLMC, and SLMA debentures and certificates of deposit.

         Unrealized holding gains and losses for trading securities are included in earnings. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported net of income tax effect as a separate component of stockholders' equity until realized. Investments classified as held to maturity are accounted for at amortized cost.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of loans, mortgage-backed securities and investment securities. Loan and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer-term basis for general business purposes.

         Deposits. The Company offers a wide variety of deposit accounts, although a majority of such deposits are in fixed-term, market-rate certificate accounts. Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         The Company also offers  standardized  individual  retirement  accounts
("IRAs"), as well as qualified defined master plans for self- employed individuals. IRAs are marketed in the form of all of the available savings deposits and certificates.

         The Company had no brokered certificates of deposit as of December 31, 1998.

         The Company pays interest rates on its certificate accounts which are competitive in its market. Interest rates on deposits are reviewed weekly by management based on a combination of factors, including the need for funds and local competition.

         Deposits in the Company as of December 31, 1998 were represented by various types of savings programs described below.

         Deposit Portfolio. Deposits in the Company as of December 31, 1998, were represented by various types of savings programs described below.

                                                                                         Minimum      Balance as of    Percentage of
Category                                      Term                Interest Rate(1)   Balance Amount   December 31,    Total Deposits
--------                                      ----                ----------------   --------------   ------------    --------------
                                                                                                          1998
                                                                                                          ----
                                                                                                      (In Thousands)
Regular Savings                             None                          2.75%            $    10          $33,016        11.95%
Senior Club Savings                         None                          3.50                 500           67,215        24.32
Christmas and Vacation Clubs                None                          2.00                  10              396          .14
NOW Accounts                                None                          1.48                  10           17,143         6.20
Money Market Accounts                       None                          3.64               1,000           13,857         5.01
Non-interest Deposits                       None                          -                    300              999          .36

Certificates of Deposit:

Fixed Term, Fixed Rate                      3 Months                      3.40                 500              599          .22
Fixed Term, Fixed Rate                      6 Months                      4.13                 500            7,997         2.89
Fixed Term, Fixed Rate                      9 Months                      4.13                 500            1,125          .41
Fixed Term, Fixed Rate                      12 Months                     4.60                 500           95,151        34.43
Fixed Term, Fixed Rate                      15 Months                     4.70                 500            1,601          .58
Fixed Term, Fixed Rate                      18 Months                     4.84                 500            7,484         2.71
Fixed Term, Fixed Rate                      24 Months                     4.84                 500            1,837          .66
Fixed Term, Fixed Rate                      30 Months                     5.08                 500           13,472         4.87
Fixed Term, Fixed Rate                      60 Months                     5.08               1,000           14,498         5.25
                                                                                                            -------       ------

                                            Total deposits                                                 $276,390       100.00%
                                                                                                                          ======
                                            Accrued interest
                                              on deposits                                                        41
                                                                                                           --------
                                            Total                                                          $276,431
                                                                                                           ========

-------------------------
(1) Interest rate offerings as of December 31, 1998.


         Time Deposits by Rate. The following table sets forth the time deposits in the Company classified by interest rate as of the dates indicated.

                                                      As of December 31,
                                             -------------------------------
                                               1998         1997       1996
                                               ----         ----       ----
                                                        (In Thousands)

Weighted average rate:
3.00-3.99%................................   $  6,850    $  9,102   $ 14,497
4.00-4.99%................................     19,590       4,858     19,199
5.00-5.99%................................    112,253      91,505     65,362
6.00-6.99%................................      5,071       5,586     19,440

Accrued interest on certificate accounts..          9          10         16
                                               ------      ------     ------
  Total...................................   $143,773    $111,061   $118,514
                                              =======     =======    =======

         Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1998.


                                                            Amount Due
                                -------------------------------------------------------------------------
                                                                              After
                                December 31,  December 31,  December 31,    December 31,
Interest Rate                      1999          2000          2001            2001            Total
-------------                   -----------   -----------   -----------   -------------   --------------
                                                              (In Thousands)

2.99% or less.................  $              $             $               $                $
3.00-3.99%....................     6,850             -             -               -             6,850
4.00-4.99%....................    15,863         3,727             -               -            19,590
5.00-5.99%....................    91,369         9,154         4,652           7,078           112,253
6.00-6.99%....................     4,014         1,057                                           5,071
Accrued Interest on
Certificate Accounts..........         9             -             -               -                 9
                                --------       -------        ------          ------          --------

  Total                         $118,105       $13,938        $4,652          $7,078          $143,773
                                 =======        ======         =====           =====           =======



         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                              Certificates
Maturity Period                               of Deposits
---------------                               -----------
                                            (In Thousands)

Within three months.................            $ 4,331
Three through six months............              1,317
Six through twelve months...........              7,019
Over twelve months..................              1,965
                                                 ------
                                                $14,632
                                                =======

         Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                                Year Ended December 31,
                             ------------------------------------------------------------
                                1998         1997        1996          1995       1994
                             ---------    ---------    ---------    ---------   ---------
                                                   (In Thousands)
Deposits .................   $ 434,531    $ 337,170    $ 336,937    $ 305,790   $ 309,093

Withdrawals ..............     397,028      335,365      340,105      305,593     318,822
Net increase (decrease)
  before interest credited      37,503        1,805       (3,168)         197      (9,729)
Deposits sold ............     (37,238)        --           --           --
Interest credited ........       8,329        9,449        9,532        8,750       6,654
                             ---------    ---------    ---------    ---------   ---------
Net increase (decrease) in
  savings deposits .......   $  45,832    $ (25,984)   $   6,364    $   8,947   $  (3,075)
                             =========    =========    =========    =========   =========


Borrowings

         Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Company's first mortgage loans and certain other assets. During 1998, the Company utilized FHLB borrowings to leverage its balance sheet. The Bank, if the need arises, may also access the Federal Reserve Company discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, the Bank had $106.9 million in advances outstanding from the FHLB of Pittsburgh at fixed rates of interest, all of which were matched to a specific investment at a positive interest rate spread. Most of these advances provide for a prepayment penalty. At December 31, 1998, the Company had no other borrowings.

         The following table sets forth certain information as to FHLB advances at the dates indicated. Included in the table below is a $1,884,000 Community Investment Program loan ("CIP") from the FHLB Pittsburgh used to finance the Bank's low income housing project to a developer/manager of Section 8 housing.

                                                     As of and For the
                                                  Year Ended December 31,
                                       -----------------------------------------
                                         1998               1997          1996
                                              (Dollars In Thousands)

FHLB advances......................... $106,884            $7,884        $7,884
Weighted average interest rate of
  FHLB advances.......................    5.20%             5.53%         5.53%
Maximum amount of advances at
 any month end........................ $106,884            $7,884        $7,884
Average amount of advances............ $ 38,884            $7,884        $7,884
Weighted average interest rate
  of average amount of advances.......    5.03%             5.53%         5.53%



Subsidiaries and Joint Venture Activity

         The only wholly-owned subsidiary of the Company is the Bank.

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1998, the Bank was authorized to invest up to approximately $9.8 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of December 31, 1998, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporations was $136,000.

         The Bank has two wholly owned subsidiary corporations, Montgomery Service Corporation ("MSC") and Ridge Service Corporation ("RSC"). MSC engages in the management of real estate. RSC is presently inactive.

Personnel

         As of December 31, 1998, the Company had 63 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Competition

         The Company faces strong competition in its attraction of savings deposits, which are its primary source of funds for lending, and in the origination of real estate loans. The Company's competition for savings deposits and loans historically has come from other thrift institutions and commercial banks located in the Company's market area. The Company also competes with mortgage banking companies for real estate loans, and faces competition for investor funds from short-term money market securities and corporate and government securities.

         The Company's market area generally includes Philadelphia, Bucks, Delaware, Chester and Montgomery Counties, which comprise the Philadelphia metropolitan area. The Company's primary lending area consists of the Roxborough, Manayunk, Overbrook and Andorra neighborhoods located in the far northwest sections of Philadelphia and South Philadelphia. The Company has no significant loan concentrations in any one part of its primary lending area.

         The Company competes for loans by charging competitive interest rates and loan fees, remaining efficient and providing a wide range of services to its customers. The Company offers all consumer banking services such as checking accounts, certificates of deposit, retirement accounts, consumer and mortgage loans and ancillary services such as safe deposit boxes, convenient offices and drive-up facilities, an automated teller machine and overdraft protection. These services help the Company compete for deposits, in addition to offering competitive rates on deposits.

         Legislative and regulatory measures have significantly expanded the range of services which savings institutions can offer the public, such as demand deposits, trust services,and consumer and commercial lending. These changes, combined with increasingly sophisticated depositors, have dramatically increased competition for savings dollars among savings institutions and other types of investment entities, as well as with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. The competition between commercial banks and savings institutions is also increased by allowing banks to acquire healthy savings institutions, imposing similar capital requirements on banks and savings institutions and placing certain investment and other regulatory restrictions on savings institutions which are similar to those imposed on banks. Thus, in the future, the Company, like other savings institutions, will face increased competition to provide savings and lending services and, in order to remain competitive, will have to be innovative and knowledgeable about its market, as well as to continue to exert effective controls over its costs.

Regulation

         Set forth below is a brief description of certain laws which relate to the Bank and the Company. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

Regulation of the Company

         General. The Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This will permit the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of depositors and not for the benefit of stockholders.

         QTL Test. Since the Company owns only one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as the Bank satisfies the QTL test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into nonbanking related activities, unless such other savings institutions each also qualify as a QTL or were acquired in a supervised acquisition.

         Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured savings institution. No person may acquire control of a federally insured savings institution without providing at least 60 days written notice to the OTS and giving the OTS an opportunity to disapprove the proposed acquisition.

Regulation of the Bank

         General. As a federally-chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. During the year ended December 31, 1999, the Bank Paid $145,000 in deposit insurance premiums, including assessments used to repay the Financing Corporation bond obligation (fico bonds).

         Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions are required to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1998, the Bank was in compliance with its QTL requirement with 81.58% of its assets invested in QTIs.

         Loans-to-One Borrower. Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank does not have any loans-to-one borrower which exceed these limits.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily non-interest checking and interest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank met these capital standards at December 31, 1998.

         As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1998:

                                                                    Percent of
                                                                     Adjusted
                                                Amount                Assets
                                                ------                ------
                                                     (Dollars in Thousands)
Tangible Capital:
Actual capital.........................        $60,672                   12.9%
Regulatory requirement.................          7,065                    1.5
                                                ------                   ----
Excess.................................        $53,607                   11.4%
                                                ======                   ====

Core Capital:
Actual capital.........................        $60,672                   12.9%
Regulatory requirement.................         14,129                    3.0
                                                ------                   ----
Excess.................................        $46,543                    9.9%
                                                ======                   ====

Risk-Based Capital:
Actual capital.........................        $61,708                   46.6%
Regulatory requirement.................         10,605                    8.0
                                                ------                   ----
Excess.................................        $51,103                   38.6%
                                                ======                   ====

Item 2. Properties
------------------

         The Company's and Bank's executive offices are located at 6060 Ridge Avenue in Philadelphia, Pennsylvania. The Bank conducts its business through six offices, all of which are located in the Philadelphia, Pennsylvania area. The following table sets forth the location of each of the Bank's offices, the year the office was first acquired and the net book value of each office. The Bank owns five of its six office locations.

                                                    Year
                                         Owned    Facility       Net Book
                                          or      Opened or     Value as of
             Office Location            Leased    Acquired   December 31, 1998
---------------------------------- -----------    ---------  -------------------
                                                                  (In Thousands)

Main Office                             Owned       1958                $212
6060 Ridge Avenue
Philadelphia, PA  19128

7568 Ridge Avenue                       Owned       1962                   8
Philadelphia, PA  19128

8345 Ridge Avenue                       Owned       1974                  90
Philadelphia, PA  19128

4370 Main Street                        Leased      1993                  44(1)
Philadelphia, PA  19127

Church Lane & Chester Avenue            Owned       1982                 126
Yeadon, PA  19050

6503-15 Haverford Avenue                Owned       1982                 258
                                                                        ----
Philadelphia, PA  19151
                                                                        $738
                                                                        ====

-------------------------
(1) Includes leasehold improvements. The lease expires on December 31, 1999, with an option to renew to 2004.

         As of December 31, 1998, the net book value of land, buildings, furniture, and equipment owned by the Company, less accumulated depreciation totalled $2.5 million.

Item 3.  Legal Proceedings
--------------------------

         The Company is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Company holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the Company's business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

     The information contained in "Note 18 - Quarterly Financial Data" in the Notes to Consolidated Financial Statements in the Corporation's 1998 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The  information  contained  in   the   section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Market Risk Analysis" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Company's consolidated financial statements are included in the Annual Report on pages 22-37 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 1999 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------
                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

         (b)      Security Ownership of Management
                  --------------------------------
                  Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.
                                                      Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial conditions of the Company and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998, together with the related notes and the independent auditors' report of Deloitte & Touche LLP independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.       Exhibits

                           The following Exhibits are filed as part of this report:

                           3.1      Articles of Incorporation*
                           3.2      Bylaws*
                           10.1     1992 Stock Option Plan of Roxborough-Manayunk Federal Savings Bank*
                           10.2     1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                           10.3     1994 Stock Option Plan of Roxborough-Manayunk Bank*
                           10.4     1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                           10.5     Employment Agreement with Jerry Naessens*
                           13       1998 Annual Report to Stockholders
                           21       Subsidiaries of the Registrant (See "Business of the Company -
                                    Subsidiaries and Joint Venture Activity" at "Item 1. Business")
                           23       Consent of Independent Auditors
                           27       Financial Data Schedule (electronic filing only)


         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

----------------
* Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 333-48749.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 1999.

                                              THISTLE GROUP HOLDINGS, CO.


                                          By: /s/ John F. McGill, Jr.
                                              ----------------------------------
                                              John F. McGill, Jr., President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999 by the following persons on behalf of the registrant and in the capacities indicated.



/s/ John F. McGill, Jr.                               /s/ Jerry A. Naessens
------------------------------------------------      --------------------------------------------
John F. McGill, Jr.                                   Jerry A. Naessens
President, Chief Executive Officer, and Chairman      Chief Financial Officer and Director
(Principal Executive Officer)                         (Principal Financial and Accounting Officer)

/s/ Francis E. McGill, III                            /s/ Add B. Anderson, Jr.
------------------------------------------------      --------------------------------------------
Francis E. McGill, III                                 Add B. Anderson, Jr.
Secretary and Director                                 Director


------------------------------------------------      --------------------------------------------
Patrick T. Ryan                                        Michael G. Crofton
Director                                               Director


------------------------------------------------
William A. Lamb, Sr.
Director
