Form 10-Q
period 1999-03-03
THISTLE GROUP HOLDINGS CO
filed 1999-05-12
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ____________________

                         Commission file number 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2960768
--------------------------------------------------------------------------------
  (State or other jurisdiction of             (IRS employer identification no.)
   incorporation or organization)

 6060 Ridge Avenue,  Philadelphia, Pennsylvania                      19128
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (215) 483-2800

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

                  Yes         X.            No
                           --------               --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 7 , 1999


           Class                                         Outstanding
--------------------------------------------------------------------------------
$.10 par value common stock                            7,954,218 shares

                           THISTLE GROUP HOLDINGS, CO.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX


                                                                         Page
                                                                         Number
         PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
                           THISTLE GROUP HOLDINGS, CO.
         Item 1.  Financial Statements and Notes Thereto................   1
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   7
         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk...........................................  12
         PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings.....................................  13
         Item 2.  Changes in Securities.................................  13
         Item 3.  Defaults upon Senior Securities.......................  13
         Item 4.  Submission of Matters to a Vote of Security Holders...  13
         Item 5.  Other Information.....................................  13
         Item 6.  Exhibits and Reports on Form 8-K......................  13

         SIGNATURES

                           THISTLE GROUP HOLDINGS, CO.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                  March 31,   December 31,
                                                                                    1999        1998
                                                                                (Unaudited)
         ASSETS
         Cash on hand and in banks..............................................  $ 2,526     $ 2,522
         Interest-bearing deposits..............................................   18,242      23,614
                                                                                   ------     -------
                  Total cash and cash equivalents...............................   20,768      26,136
         Investments held to maturity (approximate fair
                  value of $53,958).............................................       --      54,129
         Investments available for sale at fair value
                  (amortized cost of $98,117 and $20,133).......................   97,444      20,274
         Mortgage-backed securities available for sale
                  at fair value (amortized cost of $220,078 and $228,574).......  220,878     229,883
         Loans receivable (net of allowance for loan losses of
                  $1,061 and $1,036)............................................  133,062     133,908
         Loans held for sale....................................................    2,744       2,558
         Accrued interest receivable............................................    3,329       3,265
         Federal Home Loan Bank stock - at cost ................................    6,344       5,344
         Real estate acquired through foreclosure - net ........................      104          82
         Office properties and equipment - net .................................    2,424       2,487
         Cash surrender value of life insurance.................................   10,933      10,810
         Prepaid expenses and other assets .....................................    1,598       3,163
         Deferred income taxes..................................................      216          --
                  TOTAL ASSETS.................................................. $499,844    $492,039
                                                                                =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities:
                  Deposits...................................................... $276,571    $276,390
                  Accrued interest payable......................................      558         469
                  Advances from borrowers for taxes and insurance...............    1,187       2,229
                  FHLB advances.................................................  126,884     106,884
                  Account payable and accrued expenses..........................    3,755       3,465
                  Dividends payable ............................................      401         450
                  Accrued income taxes .........................................      859       1,476
                  Deferred income taxes.........................................       --         447
                           TOTAL LIABILITIES ................................... 410,215      391,810
                                                                                ========    =========
         Commitments and Contingencies
         Stockholders' Equity
                  Preferred stock, no par value - 10,000,000 shares authorized,
                  none issued in 1999 and 1998..................................      --           --
                  Common stock - $.10 par, 40,000,000 shares authorized,
                  8,999,989 issued in 1999 and  1998; 8,024,018 outstanding
                  March 31, 1999 and8,999,989 outstanding December 31, 1998.....     900          900
                  Additional paid-in capital....................................  93,718       94,616
                  Employee Stock Ownership Plan ................................  (5,971)      (6,075)
                  Treasury stock at cost, 975,971 shares at March 31, 1999......  (9,730)          --
                  Accumulated other comprehensive income .......................      78          957
                  Retained earnings - partially restricted .....................  10,634        9,831
                                                                                --------     --------
                           Total stockholders' equity ..........................  89,629      100,229
                                                                                --------     --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................$499,844     $492,039
                                                                                ========     ========


         See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                            For the Three Months
                                                              Ended March 31,
                                                              1999         1998
     INTEREST INCOME:
        Interest on loans                                    $2,749       $2,092
        Interest on mortgage-backed securities                3,414        1,862
        Interest and dividends on investments                 1,607          873
                                                             ------       ------

               Total interest income                          7,770        4,827
                                                             ------       ------

     INTEREST EXPENSE:
        Interest on deposits                                  2,853        2,511
        Interest on borrowed money                            1,447          116
                                                             ------       ------

               Total interest expense                         4,300        2,627
                                                             ------       ------

     NET INTEREST INCOME                                      3,470        2,200
        PROVISION FOR LOAN LOSSES                                30           15
                                                             ------       ------

     NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                          3,440        2,185
                                                             ------       ------
     OTHER INCOME:
        Service charges and other fees                           99          111
        Gain on sale of investments                               2           --
        Rental income                                            47           11
                                                                 --           --

               Total other income                               148          122
                                                             ------       ------

     OTHER EXPENSES:
        Salaries and employee benefits                        1,015          915
        Occupancy and equipment                                 265          227
        Federal insurance premium                                42           36
        Professional fees                                       119           72
        Advertising and promotion                                29           38
        Other                                                   451          356
                                                             ------       ------

               Total other expenses                           1,921        1,644
                                                             ------       ------

     INCOME BEFORE INCOME TAXES                               1,667          663
                                                             ------       ------

     INCOME TAXES                                               462          243
                                                             ------       ------

     NET INCOME                                              $1,205         $420
                                                            =======       ======

     BASIC EARNINGS PER SHARE                                 $0.16          N/A

     DILUTED EARNINGS PER SHARE                               $0.15          N/A

     WEIGHTED AVERAGE SHARES
        OUTSTANDING - BASIC                               7,690,169          N/A

     WEIGHTED AVERAGE SHARES
        OUTSTANDING - DILUTED                             7,857,438          N/A


     See notes to unaudited consolidated financial statements.

                           THISTLE GROUP HOLDINGS, CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31
                                                              --------------
                                                              1999       1998
                                                              ----       ----
OPERATING ACTIVITIES:
Net income                                                  $1,205       $420
Adjustments to reconcile income to net cash provided
   by operating activities:
   Provision for loan loss                                      30         15
   Depreciation                                                105         57
   Amortization of stock benefit plans                         109         --
Amortization of net premiums (discounts) on:
   Loans purchased                                              38         15
   Investments                                                (386)      (216)
   Mortgage-backed securities                                  399         20
Gain on sale of investments                                     (2)        --
Decrease in other assets                                     1,162        877
Decrease in other liabilities                                 (287)    (2,986)
                                                            ------    -------
Net cash provided by (used in) operating activities          2,373     (1,798)
                                                            ------    -------

INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities                               18,085      6,954
   Loans                                                     8,737      5,845
Loans originated                                            (6,527)    (6,257)
Loans acquired                                              (1,650)      (324)
Purchases of:
    Investments                                            (26,979)    (1,691)
    Mortgage-backed securities                              (9,990)    (3,448)
    Office properties and equipment                            (42)       (52)
    FHLB Stock                                              (1,000)        --
Proceeds from sale of investments                            3,011         --
Maturities and calls of investments                            500      3,000
                                                          --------   --------
Net cash (used in) provided by investing activities        (15,855)     4,027
                                                          --------   --------
FINANCING ACTIVITIES:
Net  increase in deposits                                      181      7,671
Net decrease in advances from borrowers for
   taxes and insurance                                      (1,042)    (1,038)
Net increase in FHLB borrowings                             20,000         --
Purchase of treasury stock                                 (10,837)        --
Net proceeds from exercise of stock options                    214         --
Cash dividends                                                (402)       (41)
                                                          --------   --------
Net cash  provided by financing activities                   8,114      6,592
                                                          --------   --------
Net (decrease) increase in cash and cash equivalents        (5,368)     8,821
Cash and cash equivalents, beginning of period              26,136     20,151
                                                          --------   --------
Cash and cash equivalents, end of period                   $20,768    $28,972
                                                          ========   ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed                $4,211     $2,623
Income taxes paid                                               46        257
Noncash transfers from loans to real estate owned               27        108
Noncash transfer of  investments held to maturity to
investments available for sale                              54,129         --



See notes to unaudited consolidated financial statements

                           THISTLE GROUP HOLDINGS, CO.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - PRINCIPLES OF CONSOLDIATION

     The unaudited consolidated financial statements contained herein for the periods prior to July 14, 1998 are those of Thistle Group Holdings, Inc., (the "Mid-Tier Holding Company"), which was organized for the purpose of holding all of the capital stock of Roxborough-Manayunk Bank (the "Bank"). The audited and unaudited consolidated statements contained herein for the periods subsequent to July 14, 1998 are those of Thistle Group Holdings, Co., (the "Company"), and its subsidiary, the Bank, which was organized in March of 1998. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. See also Note 3 - Conversion and Reorganization.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders for the year ended December 31, 1998.

NOTE 3 - CONVERSION AND REORGANIZATION

     On July 14, 1998, the Mid-Tier Holding Company completed its mutual to stock conversion (the "Conversion and Reorganization"). In connection with the Conversion and Reorganization, the Company, a unitary thrift holding company incorporated in Pennsylvania, sold 7,856,370 shares of its common stock in subscription and community offerings at $10.00 per share. Furthermore, based on an independent appraisal of the Company, existing minority stockholders of the Mid-Tier Holding Company converted each share of the Mid-Tier Holding Company into 5.5516 shares of common stock of the Company (the "Exchange"). Upon completion of the Conversion and Reorganization, the Mid-Tier Holding Company and FJF Financial, M.H.C. were merged with and into the Bank and the Bank changed its name to Roxborough-Manayunk Bank and became the wholly owned subsidiary of the Company. A total of 8,999,989 shares of common stock of the Company (excluding fractional shares issued in the Exchange) were issued in connection with the Conversion and Reorganization.

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

     The common stock of the Company began trading on the NASDAQ National Market under the symbol "THTL" on July 14, 1998.

NOTE 4 - COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

     As part of the Conversion and Reorganization, the Employee Stock Ownership Plan (the "ESOP") borrowed funds from the Company and used the funds to purchase 628,509 shares of common stock. At March 31, 1999, 31,425 shares were committed to be released of which 20,950 shares were allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employers as a liability. The Company recorded compensation expense related to the ESOP of $95 for the quarter March 31, 1999.

NOTE 5 - LOANS RECEIVABLE

     Loans receivable at March 31, 1999 and December 31, 1998 consisted of the following:

                                                      March 31,  December 31,
                                                        1999        1998
                                                      ---------  -----------
     Mortgage loans:
              1-4 family residential                  $106,974    $108,585
              Other dwelling units                      18,472      17,542
     Home equity lines of credit
              and improvement loans                      8,220       8,273
     Commercial nonmortgage loans                          670         269
     Construction loans                                    355         868
     Loans on savings accounts                             241         218
     Consumer loans                                        126         126
                                                       -------     -------

              Total Loans                              135,058     135,881
                                                       -------     -------
     Plus: unamortized premiums                            353         374
     Less:
              Net discounts on loans purchased             (35)        (30)
              Deferred  loan fees                       (1,253)     (1,281)
              Allowance for loan losses                 (1,061)     (1,036)
                                                      --------    --------

     Total                                            $133,062    $133,908
                                                      ========    ========

NOTE 6 - DEPOSITS

     The major types of deposits by amounts and percentages were as follows:

                                       March 31, 1999      December 31, 1998
                                     Amount  % of  Total  Amount   % of Total

     NOW accounts and
        transaction checking        $18,708      6.8%   $18,142      6.6%
     Money Market Demand accounts    15,239      5.5%     13,857     5.0%
     Passbook accounts              100,575     36.4%    100,627     36.4%
     Certificate accounts           142,049     51.3%    143,764     52.0%
                                    -------    ------    -------   -------
     Total                         $276,571    100.0%   $276,390    100.0%
                                   ========    ======   ========   =======

NOTE 7 - EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS for the periods prior to the Conversion and Reorganization have not been presented as they are not comparative.

NOTE 8 - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. For the three months ended March 31, 1999 and March 31, 1998, the Company reported other comprehensive income of $328 and $873, respectively. Such increased income consisted of unrealized gains, net of taxes, on available for sale securities and a reclassification adjustment for gains included in net income for the quarter ended March 31, 1999.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted this statement on January 1, 1999. This statement requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Upon adoption of this statement, the Company as permitted by the statement, transferred certain securities with an amortized cost of $54,129 from held to maturity to available for sale. This transfer will not call into question the intent of the Company to hold other securities to maturity in the future. The adoption of this statement did not have a
     material  impact  on  the  Company's   financial  position  or  results  of
     operations.

NOTE 10 - DIVIDENDS

     On March 18, 1999 the Company declared a dividend of $.05 per share payable April 15, 1999 to stockholders of record March 31, 1999.

                           THISTLE GROUP HOLDINGS, CO.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general market conditions. Thistle Group Holdings, Co. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     General

     Thistle Group Holdings, Co. (the "Company") is a Pennsylvania Corporation which was organized in March 1998 to acquire all of the Capital Stock of Roxborough-Manayunk Bank (the "Bank") in the Conversion and Reorganization. The Company is a unitary thrift holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments.

     The Bank is a federally chartered stock savings bank. The Bank serves the Pennsylvania counties of Philadelphia and Delaware through a network of six offices, providing a full range of retail banking services, with emphasis on the origination of one-to-four family residential mortgages.

     The Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate and purchase loans secured by one to four-family residences. In addition, the Bank originates consumer loans, such as home equity loans and home equity lines of credit. Such loans generally provided for higher interest rates and shorter terms than single-family residential real estate loans. To a lesser extent, the Bank originates loans secured by existing multi-family residential and nonresidential real estate.

     Because the Conversion and Reorganization were not completed until July 14, 1998, the information provided herein is that of Company for the three months ended March 31, 1999 and the year ended December 31, 1998 and of Thistle Group Holdings, Inc. (the "Mid-Tier Holding Company") for all other periods presented.

     Comparison of Financial Condition

     The Company had total assets of $499.8 million as of March 31, 1999, representing an increase of $7.8 million from the balance of $492.0 million as of December 31, 1998. The increase was due to purchases of investments and mortgage-backed securities funded with FHLB advances offset by a decrease in cash which was used for the stock repurchase program which was announced by the Company on January 15, 1999. The Company received approval from the Office of Thrift Supervision to repurchase up to 15 percent of the outstanding common stock of the Company, equating to approximately 1,349,998 shares.

     Cash and cash equivalents decreased $5.3 million or 21% from $26.1 million at December 31, 1998 to $20.8 million at March 31, 1999 primarily due to the repurchase of stock.

     Investments increased $23.0 million from $74.4 million at December 31, 1998 to $97.4 million at March 31, 1999 primarily due to the purchases of $27.0 million offset by sales of $3.0 million and maturities of $500,000.

     Mortgage-backed securities decreased $9.0 million from $229.9 to $220.9 at March 31, 1999. This decrease was the result of $18.0 million in repayments offset by a $10.0 million mortgage-backed security purchase in connection with a leverage transaction funded with a $10.0 million FHLB advance.

     Loans decreased $846,000 or less than $1% from $133.9 million at December 31, 1998 to $133.0 million at March 31, 1999. This decrease was the result of $6.5 million of originations and $1.6 in loan purchases, offset by principal repayments of $8.7 million.

     Deposits increased $181,000 or less than 1% from $276.4 million at December 31, 1998 to $276.6 million at March 31, 1999. NOW accounts, transaction checking and money market accounts increased $1.9 million while certificates of deposit decreased $1.7 million.

     FHLB advances increased $20 million from $106.9 million at December 31, 1998 to $126.9 million at March 31, 1999 as part of a continuing leverage strategy. The additional borrowings include a $10.0 million 4.62% convertible advance with scheduled maturity of 2009 and a $10.0 million open REPO with initial rate of 5.01%.

     Total stockholders' equity decreased $10.6 million from $100.2 million at December 31, 1998 to $89.6 million at March 31, 1999 primarily due to the stock repurchase. $1.1 million shares were repurchased at an average cost of $9.97 a share.

     Non-performing Assets

     The following table sets forth information regarding non-performing loans and real estate owned.

                                             At                At
                                        March 31, 1999   December 31, 1998
                                   --------------------- ----------------------
                                                (in Thousands)
Total non-performing loans.........            $483            $393
Real estate owned..................             104              82
                                                ---          ------

Total non-performing assets........            $587            $475
                                               ====            ====

Total non-performing loans to
total loans........................             .36%            .28%

Total non-performing assets to
total assets.......................             .12%            .09%

Allowance for loan loss............          $1,061          $1,036

Allowance for loan losses as a percentage
of total non-performing assets.....             181%            218%

Allowance for loan losses as a percentage
of total non-performing loans......             220%            264%

Allowance for loan losses as a percentage
of total average loans.............             .79%            .94%


     Comparison of Earnings for the Three Months Ended March 31, 1999 and 1998
     -------------------------------------------------------------------------

     Net Income. Net income for the three months ended March 31, 1999 increased $785,000 or 187% over the same period in 1998. The increase is due to an increase in net interest income of $1.3 million offset somewhat by an increase of 277,000 in non-interest expense.

     Total Interest Income. Interest income increased $2.9 million or 61%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase was due to an increase of $202.0 million in the average balance of interest-earning assets offset by a decrease in the average yield of 60 basis points. The increase in average balances was due to deployment of proceeds from the stock offering and the purchase of interest earning assets in connection with leverage transactions.

     Total Interest Expense. Interest expense increased $1.7 million or 64% for the three months ended March 31, 1999, compared to the same period in 1998. The increase was primarily due to an increase of $151.0 million in the average balance of interest-bearing liabilities offset slightly by a decrease of 4 basis points in the average cost of funds. The increase in the average balance was due to an increase of $109.0 million in the average balance of borrowings in connection with leverage transactions and an increase of $42.0 million in the average balance of deposits primarily certificate accounts.

     Net Interest Income. Net interest income increased $1.3 million or 58% for the three months ended March 31, 1999, due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 74 basis points to 2.24% for the quarter ended March 31, 1999 from 2.98% for the same period in 1998.

     Provision for Losses on Loans. The provision for losses on loans for the three months ended March 31, 1999 totaled $30,000, compared to $15,000 for the same period in 1998. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated future operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

     Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

     Other Income. Other income for the three months ended March 31, 1999 increased $27,000 as compared to the quarter ended March 31, 1998 due to an increase in rental income on properties owned.

     Other Expenses. Other expenses increased $277,000 for the three months ended March 31, 1999 as compared to the same period in 1998. Salaries and employee benefits increased $100,000 due to normal salary increases, the addition of personnel and the expense related to the employee stock ownership plan in the Conversion, somewhat offset by the decrease in profit sharing expenses which was suspended in July 1998. Occupancy and equipment increased $39,000 due to additional depreciation for the new computer system purchased in August 1998. Professional fees increased $47,000 due to increased legal and accounting fees associated with being a listed company. Other increased $95,000 due mainly to expenses related to annual report and proxy production, exchange fees, and other miscellaneous costs associated with being a listed company.

     Income Tax Expense. Income tax expense for the three months ended March 31, 1999 increased due to the increase in earnings.

     Liquidity and Capital Resources

     On March 31, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                        Amount               Percent
                                        ------               -------
                                               (in Thousands)
 Tangible capital.....................  $61,281               12.85%
 Tangible capital requirement.........    7,155                1.50%
                                          -----               -----
 Excess over requirement..............  $54,126               11.35%
                                         ======               =====
 Core capital.........................  $61,281               12.85%
 Core capital requirement.............   14,310                3.00%
                                         ------               -----
 Excess over requirement..............  $46,971                9.85%
                                         ======               =====
 Risk based capital...................  $62,342               45.75%
 Risk based capital requirement.......   10,901                8.00%
                                         ------               -----
 Excess over requirement..............  $51,441               37.75%
                                         ======               =====

     The Bank's primary sources, of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and other investments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the consolidation of the financial institution industry.

     The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended March 31, 1999, the Company originated $ 6.5 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $11.6 million during the three-month period ended March 31, 1999. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock and consumer loans.

     The Company has other sources of liquidity if a need for additional funds arises. Until 1998, the Company had historically not utilized borrowings as a source of funds. In 1998, the Company utilized FHLB advances to leverage its balance sheet. In addition, other sources of liquidity can be found in the Company's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 9.9% at March 31, 1999.

     The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $20.8 million.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1999, the Bank had $ 16.8 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of March 31, 1999 totaled $111.2 million. Management believes that a significant portion of such deposits will remain with the Bank.

     Impact  of  Inflation  and  Changing  Prices
     --------------------------------------------

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

     Additional Key Operating Ratios.
     --------------------------------

                                                               For the
                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                       1999(1)      1998(1)
                                                       -------      -------
    Return on average assets....................          .98%         .60%
    Return on average equity....................         5.33%        6.04%
    Yield on average interest -earning assets...         6.61%        7.21%
    Cost of average interest-bearing liabilities         4.37%        4.41%
    Interest rate spread (2)....................         2.24%        2.98%
    Net interest margin.........................         2.95%        3.33%

                                                            At March 31,
                                                                1999
                                                            ------------
    Tangible book value per share...............               $11.17

---------------------

(1)  The ratios for the three month periods are annualized.

(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

     Year 2000

     The following discussion of the implications of the year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

     The Company currently has a Year 2000 Project Plan and Review Team in place. As recommended by the Federal Financial Institutions Examination's Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target.

     The Company has completed the Renovation Phase, which included among other things, changing the information processing system, the most essential system to the Bank. The information processing system was purchased from Open Solutions Incorporated, Glastonbury, Connecticut. The system has been certified by its vendor as Year 2000 compliant and is supported by a contracted agreement that states the system, including the software, will be Year 2000 compliant prior to January 1, 2000. The total cost of the system was approximately $1.2 million with additional annual cost of approximately $344,000 for depreciation, software cost, and maintenance. During the Renovation Phase, the Company contacted all other material vendors, and suppliers regarding their Year 2000 state of readiness. The Company is currently in the process of reviewing those responses. No contracts, written assurance, or oral assurances with the Company's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not Year 2000 compliant.

     The Year 2000 issues also may affect certain bank customers, particularly commercial credit customers. As of December 31, 1998, the Company had contacted the majority of its commercial mortgage customers regarding their awareness of the Year 2000 issue. While no assurance can be given that the customers will by Year 2000 compliant, management believes, based on representation of such customers and their response to a Year 2000 ("Y2K") questionnaire provided by the Company, that the customers are either addressing the Y2K issues to insure compliance, or that they are not faced with material Y2K issues. In substantially all cases, the credit extended to such borrowers is collateralized by real estate, which inherently minimizes the Company's exposure in the event that such borrowers do experience problems becoming Year 2000 compliant.

     As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Year 20000 readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans.

     If the Plan fails to significantly address the Year 2000 issues of the Company, the following, among other things, could negatively affect the
     Company:

     (a) Utility service companies may be unable to provide the necessary service to drive our data systems or provide sufficient sanitary conditions for our offices;

     (b) Our primary software provider could have a major malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

     (c)  The Company may have to transact its business manually.

     The Company will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Company identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Company's customers.

     The Company has substantially completed Phase 4, Validation, which involves testing of all internal systems as well as testing with vendors. The Validation Phase is targeted for completion in June 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 1999. No assurance can be given that the year 2000 Project Plan will be completed successfully by the year 2000, in which event the Company could incur significant costs.

     If the provider of the information processing system is unable to resolve a potential problem in time, the Company would likely experience significant data processing delays, mistakes, or failures. These delays, mistakes, or failures could have a significant adverse impact on the financial statement of the Company.

     Monitoring and managing the Year 2000 project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Year 2000 compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Company does not expect direct costs to be material over the next three quarters.

     The Company is developing its own Year 2000 contingency plans concerning specific software and hardware issues and a business resumption plan addressing operational plans for continuing operation for a substantial majority of its mission critical hardware and software functions and programs. These plans were completed in March of 1999. The Year 2000 Project Plan and Review Team will review substantially all mission critical test plans and contingency and business resumption plans to ensure the reasonableness of the plans.

     Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company.

     Quantitative and Qualitative Disclosures About Market Risk
     ----------------------------------------------------------

     The goal of the Company's asset/liability policy is to manage interest rate risk so as to maximize net interest income over time in changing interest rate environments. Management monitors the Company's net interest spreads (the difference between yields received on assets and rates paid on liabilities) and, although constrained by market conditions, economic conditions, and prudent underwriting standards, it offers deposit rates and loan rates in an attempt to maximize net interest income. Management also attempts to fund the Company's assets with liabilities of a comparable duration to minimize the impact of changing interest rates on the Company's net interest income. Since the relative spread between financial assets and liabilities is constantly changing, the Company's current net interest income may not be an indication of future net interest income.

     The Company constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Company are priced competitively in order to meet the Company's asset/liability management objectives and spread requirements. As of March 31, 1999, the Company's savings accounts, checking accounts and money market deposit accounts totaled $134.5 million or 49% of its total deposits. The Company believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

     The Company's Board of Directors is responsible for reviewing and approving the asset and liability policies. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Company's management is responsible for administering the policies and determinations of the Board of Directors with respect to the Company's asset and liability goals and strategies. Management expects that the Company's asset and liability policies and strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

                           THISTLE GROUP HOLDINGS, CO.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceeding on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 21, 1999, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

           Nominee                For                   Withheld
     -------------------   ------------------     -----------------
     John F. McGill, Jr.   6,057,418    97.1%     182,589      2.9%
     Patrick T. Ryan       6,058,438    97.1%     181,569      2.9%

     With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

     6,086,332 Votes for     132,833 Votes against and  20,841 Votes abstaining
     ---------               -------                    ------
           76.6%                   1.7%                      0.3%

ITEM 5. OTHER INFORMATION

     None

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following Exhibits are filed as part of this report:

          3.1  Articles of Incorporation *

          3.2  Bylaws *

          10.1 1992 Stock Option Plan of Roxborough-Manayunk Federal Savings Bank *

          10.2 1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank *

          10.3 1994 Stock Option Plan of Roxborough-Manayunk Bank *

          10.4 1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank *

          10.5 Employment Agreement with Jerry Naessens *

          10.6 Employment Agreement with John F. McGill, Jr. *

          20   Dividend Reinvestment Plan

          27   Financial Data Schedule (electronic filing only)

     (b) On January 15, 1999, the Registrant filed a Form 8-K with the Commission announcing the adoption of a 15% stock repurchase program.

     * Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 333-48749

                   THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THISTLE GROUP HOLDINGS, CO.



 Date:    May 11, 1999               By: /s/John F. McGill, Jr.
                                         ------------------------------
                                         John F. McGill, Jr.
                                         President and Chief Executive  Officer
                                         (Principal Executive Officer)



 Date:    May 11, 1999               By: /s/Jerry Naessens
                                         ------------------------------
                                         Jerry Naessens
                                         Chief Financial Officer
                                         (Principal Officer)