Form 10-Q
period 1999-06-30
THISTLE GROUP HOLDINGS CO
filed 1999-08-09
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _______________________

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

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes                       No
                      -------                 -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 5 , 1999


          Class                                        Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                7,761,020 shares

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 1999
                                      INDEX


                                                                          Page
                                                                          Number
PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
         THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

Item 1.  Financial Statements and Notes Thereto ..........................    1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   15
Item 2.  Changes in Securities............................................   15
Item 3.  Defaults upon Senior Securities..................................   15
Item 4.  Submission of Matters to a Vote of Security Holders..............   15
Item 5.  Other Information................................................   15
Item 6.  Exhibits and Reports on Form 8-K.................................   16

                                   SIGNATURES

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                               June 30,  December 31,
                                                                                 1999        1998
                                                                             (Unaudited)
ASSETS
Cash on hand and in banks .................................................   $   4,592    $   2,522
Interest-bearing deposits .................................................      15,297       23,614
                                                                              ---------    ---------
         Total cash and cash equivalents ..................................      19,889       26,136
Investments held to maturity (approximate fair
         value of $53,958) ................................................        --         54,129
Investments available for sale at fair value
         (amortized cost of $132,070 and $20,133) .........................     126,537       20,274
Mortgage-backed securities available for sale
         at fair value (amortized cost of $207,658 and $228,574) ..........     204,193      229,883
Loans receivable (net of allowance for loan losses of
         $1,164 and $1,036) ...............................................     139,921      133,908
Loans held for sale .......................................................       3,668        2,558
Accrued interest receivable ...............................................       3,613        3,265
Federal Home Loan Bank stock - at cost ....................................       7,844        5,344
Real estate acquired through foreclosure - net ............................         133           82
Office properties and equipment - net .....................................       2,450        2,487
Cash surrender value of life insurance ....................................      11,071       10,810
Prepaid expenses and other assets .........................................       1,218        3,163
Deferred income taxes .....................................................       3,681         --
                                                                              ---------    ---------
         TOTAL ASSETS .....................................................   $ 524,218    $ 492,039
                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
         Deposits .........................................................   $ 278,544    $ 276,390
         Accrued interest payable .........................................         689          469
         Advances from borrowers for taxes and insurance ..................       1,642        2,229
         FHLB advances ....................................................     156,884      106,884
         Accounts payable and accrued expenses ............................       3,508        3,465
         Dividends payable ................................................         388          450
         Accrued income taxes .............................................         149        1,476
         Deferred income taxes ............................................        --            447
                                                                              ---------    ---------
                  TOTAL LIABILITIES .......................................     441,804      391,810
                                                                              =========    =========
Commitments and Contingencies
Stockholders' Equity
         Preferred stock, no par value - 10,000,000 shares authorized,
         none issued in 1999 and 1998 .....................................        --           --
         Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 1999 and  1998; 7,761,020 outstanding  June 30, 1999 and
         8,999,989 outstanding December 31, 1998 ..........................         900          900
         Additional paid-in capital .......................................      93,711       94,616
         Employee Stock Ownership Plan ....................................      (5,866)      (6,075)
         Treasury stock at cost, 1,238,969 shares at June 30, 1999 ........     (12,042)        --
         Accumulated other comprehensive income ...........................      (5,944)         957
         Retained earnings - partially restricted .........................      11,655        9,831
                                                                              ---------    ---------
                  Total stockholders' equity ..............................      82,414      100,229
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 524,218    $ 492,039
                                                                              =========    =========

See notes to unaudited consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                            For the Three Months For the Six Months
                                                                        Ended June 30,                Ended June 30,
                                                                        --------------                --------------
                                                                      1999           1998           1999          1998
INTEREST INCOME:
   Interest on loans ........................................   $     2,782    $     1,915    $     5,531   $     4,271
   Interest on mortgage-backed securities ...................         3,360          1,862          6,774         3,707
   Interest and dividends on investments ....................         2,169          1,207          3,776         1,833
                                                                -----------    -----------    -----------   -----------
          Total interest income .............................         8,311          4,984         16,081         9,811
                                                                -----------    -----------    -----------   -----------

INTEREST EXPENSE:
   Interest on deposits .....................................         2,864          2,663          5,717         5,175
   Interest on borrowed money ...............................         1,824            114          3,271           228
                                                                -----------    -----------    -----------   -----------
          Total interest expense ............................         4,688          2,777          8,988         5,403
                                                                -----------    -----------    -----------   -----------

NET INTEREST INCOME .........................................         3,623          2,207          7,093         4,408

PROVISION FOR LOAN LOSSES ...................................           120             15            150            30
                                                                -----------    -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES .............................................         3,503          2,192          6,943         4,378
                                                                -----------    -----------    -----------   -----------
OTHER INCOME:
   Service charges and other fees ...........................           114            102            213           187
  Gain on sale of real estate owned .........................             6             --              6             2
  Loss on sale of mortgage-backed securities ................           (16)            --            (16)           --
  Gain of sale of investments ...............................           259             --            261            --
  Rental income .............................................            37             41             84            78
                                                                -----------    -----------    -----------   -----------
          Total other income ................................           400            143            548           267
                                                                -----------    -----------    -----------   -----------


OTHER EXPENSES:
   Salaries and employee benefits ...........................         1,038            928          2,053         1,862
   Occupancy and equipment ..................................           276            237            541           464
   Federal insurance premium ................................            43             36             85            72
   Professional fees ........................................           155             63            274           136
   Advertising and promotion ................................            56             37             85            75
   Other ....................................................           499            338            950           674
                                                                -----------    -----------    -----------   -----------
          Total other expenses ..............................         2,067          1,639          3,988         3,283
                                                                -----------    -----------    -----------   -----------

INCOME BEFORE INCOME TAXES ..................................         1,836            696          3,503         1,362
                                                                -----------    -----------    -----------   -----------

INCOME TAXES ................................................           427            272            889           515
                                                                -----------    -----------    -----------   -----------

NET INCOME ..................................................   $     1,409    $       424    $     2,614   $       847
                                                                ===========    ===========    ===========   ===========

BASIC EARNINGS PER SHARE ....................................   $    $0.19             N/A    $      0.35           N/A
                                                                ===========    ===========    ===========   ===========
DILUTED EARNINGS PER SHARE ..................................   $     0.19             N/A    $      0.35           N/A
                                                                ===========    ===========    ===========   ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ......................................     7,314,902            N/A      7,483,232           N/A
WEIGHTED AVERAGE SHARES

OUTSTANDING - DILUTED ....................................        7,410,652            N/A      7,610,123           N/A

See notes to unaudited consolidated financial statements.

                THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (Unaudited)

                                                                                     For the Six Months
                                                                                       Ended June 30
                                                                                    --------------------
                                                                                       1999       1998
                                                                                    --------   ---------
OPERATING ACTIVITIES:
Net income .....................................................................   $  2,614    $    847
Adjustments to reconcile income to net cash provided
   by operating activities:
   Provision for loan losses ...................................................        150          30
   Depreciation ................................................................        211         114
   Amortization of stock benefit plans .........................................        188           -
Amortization of net premiums (discounts) on:
   Loans purchased .............................................................         38          29
   Investments .................................................................       (645)       (449)
   Mortgage-backed securities ..................................................        817         335
Gain on sale of investments ....................................................       (261)          -
Loss on sale of mortgage-backed securities .....................................         16           -
Gain on sale of real estate owned ..............................................         (6)         (2)
Decrease (increase) in other assets ............................................        765        (703)
(Decrease) increase in other liabilities .......................................     (1,126)     47,709
                                                                                   --------    --------
Net cash provided by  operating activities .....................................      2,761      47,910
                                                                                   --------    --------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities ..................................................     31,639      17,613
   Loans .......................................................................     16,539      11,946
Loans originated ...............................................................    (20,090)    (13,057)
Loans acquired .................................................................     (3,810)       (324)
Purchases of:
    Investments ................................................................    (62,320)     (5,570)
    Mortgage-backed securities .................................................    (39,285)    (21,529)
    Office properties and equipment ............................................       (174)       (100)
    FHLB Stock .................................................................     (2,500)       (185)
Proceeds from sale of investments ..............................................      4,653           -
Proceeds from the sale of mortgage-backed securities ...........................     27,728           -
Proceeds from sale of real estate owned ........................................          6          33
Maturities and calls of investments ............................................        764       6,000
                                                                                   --------    --------
Net cash  used in investing activities .........................................    (46,850)     (5,173)
                                                                                   --------    --------
FINANCING ACTIVITIES:
Net  increase in deposits ......................................................      2,154      18,941
Net decrease in advances from borrowers for
   taxes and insurance .........................................................       (587)       (537)
Net increase in FHLB borrowings ................................................     50,000           -
Purchase of treasury stock .....................................................    (13,149)          -
Net proceeds from exercise of stock options ....................................        214           -
Cash dividends .................................................................       (790)        (82)
                                                                                   --------    --------
Net cash  provided by financing activities .....................................     37,842      18,322
                                                                                   --------    --------
Net (decrease) increase in cash and cash equivalents ...........................     (6,247)     61,059
Cash and cash equivalents, beginning of period .................................     26,136      20,151
                                                                                   --------    --------
Cash and cash equivalents, end of period .......................................   $ 19,889    $ 81,210
                                                                                   ========    ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed ...................................   $  8,768    $  5,175
Income taxes paid ..............................................................        467         514
Noncash transfers from loans to real estate owned ..............................         45         108
Noncash transfer investments held to maturity to available for sale ............     54,129           -


See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - PRINCIPLES OF CONSOLDIATION

         The unaudited consolidated financial statements contained herein for the periods prior to July 14, 1998 are those of Thistle Group Holdings, Inc., (the "Mid-Tier Holding Company"), which was organized for the purpose of holding all of the capital stock of Roxborough-Manayunk Bank (the "Bank"). The audited and unaudited consolidated statements contained herein for the periods subsequent to July 14, 1998 are those of Thistle Group Holdings, Co., (the "Company"), which was organized in March of 1998, and its wholly owned subsidiaries, TGH Corp., Roxborough Manayunk Bank , and Roxdel Corp., Montgomery Service Corp. and Ridge Service Corp., which are wholly owned subsidiaries of the Bank. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. See also Note 3 - Conversion and Reorganization.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders for the year ended December 31, 1998.

NOTE 3 - CONVERSION AND REORGANIZATION

         On July 14, 1998, the Mid-Tier Holding Company completed its mutual to stock conversion (the "Conversion and Reorganization"). In connection with the Conversion and Reorganization, the Company, a unitary thrift holding company incorporated in Pennsylvania, sold 7,856,370 shares of its common stock in subscription and community offerings at $10.00 per share. Furthermore, based on an independent appraisal of the Company, existing minority stockholders of the Mid-Tier Holding Company converted each share of the Mid-Tier Holding Company into 5.5516 shares of common stock of the Company. (the "Exchange"). Upon completion of the Conversion and Reorganization, the Mid-Tier Holding Company and FJF Financial, M.H.C. were merged with and into the Bank and the Bank changed its name to Roxborough-Manayunk Bank and became the wholly owned subsidiary of the Company. A total of 8,999,989 shares of common stock of the Company (excluding fractional shares issued in the Exchange) were issued in connection with the Conversion and Reorganization.

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

NOTE 4 - COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

         As part of the Conversion and Reorganization, the Employee Stock Ownership Plan (the "ESOP") borrowed funds from the Company and used the funds to purchase 628,509 shares of common stock. At June 30, 1999, 41,900 shares were committed to be released of which 20,950 shares were allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employers as a liability. For the three and six-months ended June 30, 1999 the Company recorded compensation expense related to the ESOP of $93 and $188, respectively.
         NOTE 5 - INVESTMENTS

         Investments at June 30, 1999 and December 31, 1998 consisted of the following:

         Investments Available for Sale

                                                                      June 30, 1999                       December 31, 1998
                                                               Amortized         Approximate       Amortized           Approximate
                                                                  Cost           Fair Value          Cost              Fair Value
                                                                  ----           ----------          ----              ----------
         U.S. Treasury securities and securities
          of U.S. government agencies -
         1 to 5 years....................................      $   5,026          $    5,208
         5 to 10 years...................................          3,000               2,912
         More than 10 years..............................         45,000              43,506
         FHLB and FHLMC Bonds............................         17,013              15,186
         Municipal bonds - more than 10 years............         40,039              37,942
         Mutual Funds....................................          1,315               1,315       $   1,285              $  1,285
         Capital Trust Securities........................         13,943              13,232          11,774                11,647
         Equity investments..............................          5,802               6,304           6,324                 6,592
         Other...........................................            932                 932             750                   750
                                                               ---------       -------------       ---------           -----------

         Total...........................................       $132,070            $126,537         $20,133              $ 20,274
                                                                ========            ========         =======             =========

                    Investments Held To Maturity

                                                                                                       December 31, 1998
                                                                                                  Amortized            Approximate
                                                                                                    Cost               Fair Value
                                                                                                    ----               ----------
         U.S. Treasury securities and securities
          of U.S. Government agencies -
         1 to 5 years........................................................................        $ 5,032               $ 5,356
         5 to 10 years.......................................................................          3,000                 2,985
         More than 10 years..................................................................          5,000                 5,000
         FHLB and FHLMC Bonds...............................................................          10,154                 9,768
         Municipal bonds - more than 10 years................................................         30,765                30,671
         Other...............................................................................            178                   178
                                                                                                     -------               -------

         Total...............................................................................        $54,129               $53,958
                                                                                                     =======                ======

NOTE 6 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         Mortgage-backed securities at June 30, 1999 and December 31, 1998 consisted of the following:

                                                                      June 30, 1999                       December 31, 1998
                                                               Amortized         Approximate       Amortized           Approximate
                                                                  Cost            Fair Value          Cost             Fair Value
                                                                  ----            ----------          ----             ----------
         GNMA pass-through certificates...................      $105,410            $103,874        $134,216             $134,781
         FNMA pass-through certificates...................        80,875              78,573          64,852               65,129
         FHLMC pass-through certificates..................        19,775              20,172          26,512               27,068
         FHLMC real estate mortgage investment conduits...         1,598               1,574           2,994                2,905
                                                              ----------         -----------      ----------           ----------

         Total............................................      $207,658            $204,193        $228,574             $229,883
                                                                ========            ========        ========             ========

NOTE 7 - LOANS RECEIVABLE

         Loans receivable at June 30, 1999 and December 31, 1998 consisted of the following:

                                                June 30, 1999  December 31. 1998
                                                -------------  -----------------

        Mortgage loans:
                 1-4 family residential .........   $ 105,877    $ 108,585
                 Other dwelling units ...........      22,436       17,542
        Home equity lines of credit
                 and improvement loans ..........       8,235        8,273
        Commercial non-mortgage loans ...........       3,075          269
        Construction loans ......................       2,164          868
        Loans on savings accounts ...............         213          218
        Consumer loans ..........................         126          126
                                                    ---------    ---------

                 Total Loans ....................     142,126      135,881
                                                    ---------    ---------
        Plus: unamortized premiums ..............         350          374
        Less:
                 Net discounts on loans purchased         (32)         (30)
                 Deferred  loan fees ............      (1,359)      (1,281)
                 Allowance for loan losses ......      (1,164)      (1,036)
                                                    ---------    ---------

        Total ...................................   $ 139,921    $ 133,908
                                                    =========    =========

NOTE 8 - DEPOSITS

         The major types of deposits by amounts and percentages were as follows:

                                                       June 30, 1999                     December 31, 1998
                                               Amount           % of Total       Amount                % of Total
                                               ------           ----------       ------                ----------

         NOW accounts and
            transaction checking............   $ 19,902             7.2%          $ 18,142                 6.6%
         Money Market Demand accounts.......      9,749             3.5%            13,857                 5.0%
         Passbook accounts..................    101,775            36.5%           100,627                36.4%
         Certificate accounts...............    147,118            52.8%           143,764                52.0%
                                                -------            -----           -------                -----

         Total                                 $278,544             100%          $276,390               100.0%
                                               ========             =====         =========              =======


NOTE 9 - EARNINGS PER SHARE

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

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

         For the three and six months ended June 30, 1999, the Company reported total comprehensive losses of $4,800 and $4,400, respectively. For the three and six month periods of the prior year the Company reported total comprehensive income of $262 and $1,100 respectively. Such income or loss consisted of unrealized losses or gains, net of taxes, on available for sale securities for the three and six month periods ended June 30, 1999 and 1998 and a reclassification adjustment for gains included in net income for the three and six month periods ended June 30, 1999.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. This statement requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Upon adoption of this statement, the Company as permitted by the statement, transferred certain securities with an amortized cost of $54,129 from held to maturity to available for sale. This transfer will not call into question the intent of the Company to hold other securities to maturity in the future. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

NOTE 12 - DIVIDENDS

         On June 17, 1999 the Company declared a dividend of $.05 per share payable July 15, 1999 to stockholders of record June 30, 1999.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General
-------

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

Because the Conversion and Reorganization were not completed until July 14, 1998, the information provided herein is that of Company for the three and six month periods ended June 30, 1999 and the year ended December 31, 1998 and of Thistle Group Holdings, Inc. (the "Mid-Tier Holding Company") for all other periods presented.

Comparison of Financial Condition
---------------------------------

The Company had total assets of $524.2 million as of June 30, 1999, representing an increase of $32.2 million from the balance of $492.0 million as of December 31, 1998. The increase was due to $50 million in purchases of investments and mortgage-backed securities funded with FHLB advances offset by a decrease in cash which was used for the stock repurchase program. 1.3 million shares were repurchased during the six-month period at an average per share price of $9.74.

Cash and cash equivalents decreased $6.2 million or 24% from $26.1 million at December 31, 1998 to $19.9 million at June 30, 1999 primarily due to the repurchase of stock.

Investments increased $52.1 million or 70% from $74.4 million at December 31, 1998 to $126.5 million at June 30, 1999 primarily due to purchases of $62.3 million offset by sales of $4.6 million and maturities of $764,000.

Mortgage-backed securities decreased $25.7 million or 11% from $229.9 to $204.2 at June 30, 1999. This decrease was the result of $31.6 million in repayments and sales of $27.7 million offset by purchases of $39.3 million.

Loans increased $7.1 million or 5% from $136.5 million at December 31, 1998 to $143.6 million at June 30, 1999. This increase was the result of $20.1 million of originations including $5.8 million of non-residential loans, and $3.8 million in non-residential loan purchases, offset by principal repayments of $16.5 million.

Deposits increased $2.1 million or 1% from $276.4 million at December 31, 1998 to $278.5 million at June 30, 1999. Certificates of deposit increased $3.3 million, passbook accounts increased $1.1 million and NOW accounts, transactions checking and money market accounts decreased $2.3 million.

FHLB advances increased $50 million or 47% from $106.9 million at December 31, 1998 to $156.9 million at June 30, 1999 as part of a continuing leverage strategy. The additional borrowings include a $10.0 million 5.05% convertible advance with a scheduled maturity of 2002, $10.0 million 4.62% convertible advance with scheduled maturity of 2009, and $30.0 million in open REPO's with average rates of approximately 4.95%. The advances were used to fund the purchase of $40 million in investments and $10 million in mortgage-backed securities.

Total stockholders' equity decreased $17.8 million or 18% from $100.2 million at December 31, 1998 to $82.4 million at June 30, 1999 primarily due to the stock repurchase and additional unrealized losses on securities available for sale.
1.3 million shares were repurchased at an average cost of $9.74 a share.

Non-performing Assets
---------------------

     The following table sets forth information regarding non-performing loans and real estate owned.


                                                  At                 At
                                            June 30, 1999     December 31, 1998
                                            --------------    -----------------
                                                   (Dollars in Thousands)
      Total non-performing loans ..............   $  432          $  393
      Real estate owned .......................      133              82
                                                  ------          ------

      Total non-performing assets .............   $  565          $  475
                                                  ======          ======

      Total non-performing loans to
      total loans .............................      .30%            .28%

      Total non-performing assets to
      total assets ............................      .11%            .09%

      Allowance for loan loss .................   $1,164          $1,036

      Allowance for loan losses as a percentage
      of total non-performing assets ..........      206%            218%

      Allowance for loan losses as a percentage
      of total non-performing loans ...........      269%            264%

      Allowance for loan losses as a percentage
      of total average loans ..................      .85%            .94%


Comparison of Earnings for the Three and Six Month Periods Ended June
30, 1999 and 1998
--------------------------------------------------------------------------------

Net Income. Net income for the three and six months ended June 30, 1999 increased $985,000 or 232% and $1.8 million or 209%, respectively, over the same periods in 1998. The increase for the three month period is due to an increase in net interest income of $1.4 million and an increase in other income of $257,000 offset somewhat by an increase of $428,000 in non-interest expense. The increase for the six month period is due to an increase of $2.7 million in net interest income and an increase of $281,000 in other income offset somewhat by an increase of $705,000 in other non-interest expense.

Total Interest Income. Interest income for the three and six months ended June 30, 1999 increased $3.3 million or 67% and $6.3 million or 64%, respectively, as compared to the same periods in 1998. The increase for the three-month period was due primarily to an increase of $218 million in the average balance of interest-earning assets offset by a decrease in the average yield of 48 basis points. The increase for the six-month period was due primarily to an increase of $210 million in the average balance of interest-earning assets offset by a decrease in the average yield of 54 basis points.

Total Interest Expense. Interest expense for the three and six months ended June 30, 1999 increased $1.9 million or 69% and $3.6 million or 66%, respectively, as compared to the same periods in 1998. The increase for the three-month period was due primarily to an increase of $172 million in the average balance of interest-bearing liabilities and to a lesser extent by an increase of 3 basis points in the average cost of funds. The increase for the six-month period was due primarily to an increase of $162 million in the average balance of interest-bearing liabilities and to a lesser extent by an increase of 4 basis points in the average cost of funds. The Company utilized FHLB advances to leverage its balance sheet. Such funds typically have higher rates of interest than traditional deposits.

Net Interest Income. Net interest income for the three and six months ended June 30, 1999 increased $1.4 million or 64% and $2.7 million or 61%, respectively, as compared to the same periods in 1998 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 50 basis points to 2.32% for the three months ended June 30, 1999 from 2.46% for the same period in 1998. The net interest spread decreased by 57 basis points to 2.29% for the six months ended June 30, 1999 from 2.86% for the same period in 1998.

Provision for Losses on Loans. The provision for losses on loans for the three and six months ended June 30, 1999 totaled $120,000 and $150,000, respectively, compared to $15,000 and $30,000 for the same periods in 1998. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated future operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Other income for the three and six months ended June 30, 1999 increased $257,000 or 180% and $281,000 or 105%, respectively, as compared to the same periods in 1998 due mainly to a non-recurring gain on the sale of a small portion of equity securities.

Other Expenses. Other expenses for the three and six months ended June 30, 1999 increased $428,000 or 26% and $705,000 or 21%, respectively, as compared to the same periods in 1998. For the three month period, salaries and employee benefits increased $110,000 due to normal salary increases, the addition of personnel and the expense related to the employee stock ownership plan, somewhat offset by the decrease in profit sharing expense which was suspended in July 1998. Occupancy and equipment increased $39,000 due to additional depreciation for the new computer system purchased in August 1998. Professional fees increased $92,000 due to accounting and legal fees associated with being a listed company and consulting fees related to Y2K contingency planning and activities at the holding company. Other expense increased $161,000 due to $40,000 for annual report and proxy production costs, $20,000 related to sponsorship of community events, an increase in payroll taxes of $20,000 and other miscellaneous increases. For the six-month period salaries and employee benefits increased $191,000, occupancy and equipment costs increased $77,000, professional fees increased $138,000 and other increased $276,000 due mainly to the reasons discussed above.

Income Tax Expense. The Company recognized income tax expenses of $427,000 or 23.3% of pre-tax income, and $889,000 or 25.4% of pre-tax income for the three-and six month periods ended June 30, 1999 respectively, as compared to $272,000 or 39.1% of pre-tax income and $515,000 or 37.8% of pre-tax income for the same periods of the prior year. The primary reason for the decrease in the percentage of tax expense was the reduction in state taxes and the increase in tax-free income resulting from purchases of tax-exempt securities, as the Company employed various strategies to reduce both federal and state income taxes.

Liquidity and Capital Resources
-------------------------------

On June 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                              Amount     Percent
                                                              ------     -------
                                                               (in Thousands)
         Tangible capital.........................           $61,897     12.15%
         Tangible capital requirement.............             7,643      1.50%
                                                               -----      -----
         Excess over requirement..................           $54,254     10.65%
                                                              ======     ======

         Core capital.............................           $61,897     12.15%
         Core capital requirement.................            15,286      3.00%
                                                              ------      -----
         Excess over requirement..................           $46,611      9.15%
                                                              ======      =====


         Risk based capital.......................           $63,061     39.51%
         Risk based capital requirement...........            12,768      8.00%
                                                              ------      -----
         Excess over requirement..................           $50,293     31.51%
                                                              ======     ======


The Company's primary sources, of funds are deposits and proceeds from principal and interest payments on loans, mortgage-backed securities and other investments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the consolidation of the financial institution industry.

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the six months ended June 30, 1999, the Company originated $20.1 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $43.1 million during the six-month period ended June 30, 1999. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company has other sources of liquidity if a need for additional funds arises. Until 1998, the Company had historically not utilized borrowings as a source of funds. In 1999 and 1998, the Company utilized FHLB advances to leverage its balance sheet. In addition, other sources of liquidity can be found in the Company's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 10.0 % at June 30, 1999.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $19.9 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 1999, the Company had $16.8 million in commitments to fund loans and $672,000 in commitments to purchase securities. Certificates of deposit which were scheduled to mature in one year or less as of June 30, 1999 totaled $119.6 million. Management believes that a significant portion of such deposits will remain with the Company.

Impact of Inflation and Changing Prices
---------------------------------------

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

Additional Key Operating Ratios
-------------------------------

                                                           For the                               For the
                                                      Three Months Ended                     Six Months Ended
                                                            June 30,                             June 30,
                                                            --------                             --------
                                                    1999(1)          1998(1)              1999(1)       1998(1)
 Return on average assets....................        1.09%              .56%                1.03%          .55%
 Return on average equity....................        6.52%             6.07%                5.91%         5.93%
 Yield on average interest-earning assets....        6.73%             7.21%                6.67%         7.21%
 Cost of average interest-bearing liabilities        4.41%             4.38%                4.39%         4.35%
 Interest rate spread (2)....................        2.32%             2.82%                2.29%         2.86%
 Net interest margin.........................        2.93%             3.02%                2.94%         3.02%

                                                        At June 30, 1999
                                                        ----------------
 Tangible book value per share...............                $10.62

(1)  The ratios for the three and six month periods are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

Year 2000
---------

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

The Company currently has a Y2K Action Plan and Y2K Committee in place. As recommended by the Federal Financial Institutions Examination's Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target.

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

The Year 2000 issues also may affect certain bank customers, particularly commercial credit customers. At December 31, 1998, the Company had contacted the majority of its commercial loan customers regarding their awareness of the Year 2000 issue. Subsequent to December 31, 1998 the Company implemented as part of its underwriting guidelines, a process of obtaining documentation from the borrower addressing customer Y2K compliance. While no assurance can be given that the customers will be Year 2000 compliant, management believes, based on representation of such customers and their response to a Year 2000 ("Y2K") questionnaire provided by the Company, that the customers are either addressing the Y2K issues to insure compliance, or that they are not faced with material Y2K issues. In substantially all cases, the credit extended to such borrowers is collateralized by real estate, which inherently minimizes the Company's exposure in the event that such borrowers do experience problems becoming Year 2000 compliant.

As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Y2K readiness. It was deemed to be beyond the scope of our testing parameters to contact these borrowers. Further, most of these are individuals with adequate collateral for their loans. If the Plan fails to significantly address the Year 2000 issues of the Company, the following, among other things, could negatively affect the
Company:

          (a) Utility service companies may be unable to provide the necessary service to drive our data systems or provide sufficient sanitary conditions for our offices;
          (b) Our primary software provider could have a major malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; and
          (c)  The Company may have to transact its business manually.

The Company will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Company identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Company's customers.

The Company has completed Phase 4, Validation, which involved testing of all mission critical systems. The Company has also completed Phase 5, the Implementation Phase, which was to certify that systems are Y2K ready, and assure that any new systems are compliant on a going-forward basis. No assurance can be given that the Y2K Project Plan will be completed successfully by the year 2000, in which event the Company could incur significant costs.

If the provider of the information processing system is unable to resolve a potential problem in time, the Company would likely experience significant data processing delays, mistakes, or failures. These delays, mistakes, or failures could have a significant adverse impact on the financial statement of the Company.

Monitoring and managing the Y2K project will result in additional direct and indirect costs to the Company. Direct costs include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Y2K compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Company does not expect direct costs to be material over the next two quarters.

The Company has developed its own Y2K business resumption and contingency plan concerning specific software and hardware failures addressing operational plans for continuing operation for all mission critical systems and core business processes. The Y2K Action Plan and the Business Resumption and Contingency Plan will be reviewed weekly to ensure the reasonableness of the plans.

The Y2K committee submits monthly status reports regarding the Company's year 2000 events to the board of directors. The Company has also developed a customer awareness program. This program focuses on educating customers about Y2K to increase their level of confidence within the banking industry and to reduce the likelihood of dramatic changes in customer behavior during the rollover period. In addition, information about the Company's Y2K efforts has been and will continue to be communicated to customers.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as utilities, customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Company.

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

The Company constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Company are priced competitively in order to meet the Company's asset/liability management objectives and spread requirements. As of June 30, 1999, the Company's savings accounts, checking accounts and money market deposit accounts totaled $131.4 million or 47% of its total deposits. The Company believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

The Company's Board of Directors is responsible for reviewing and approving the asset and liability policy. The Board meets quarterly to review interest rate risk and trends, as well as liquidity and capital ratio requirements. The Company's management is responsible for administering the policy and determinations of the Board of Directors with respect to the Company's asset and liability goals and strategies. Management expects that the Company's asset and liability policy and risk strategies will continue as described above so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceeding on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 21, 1999, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

                               Nominee                 For             Withheld
                               -------                 ---             --------
                           John F. McGill, Jr.      6,057,418           182,589
                           Patrick T. Ryan          6,058,438           181,569

                  The following  director's  terms continued after the Annual
                  Meeting: Francis E. McGill, III, Add B. Anderson, Jr., Jerry Naessens, and William A. Lamb, Sr.

                  With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

                  6,086,332 Votes for       132,833 Votes against and      20,841 Votes abstaining
                  ---------                 -------                        ------

ITEM 5.   OTHER INFORMATION

          On July 27, 1999, the Board of directors of the Company, pursuant to the Company's Articles of Incorporation, nominated and elected James
          C. Hellauer to fill the vacancy on the Board caused by the death of Patrick T. Ryan. Mr. Hellauer will serve Mr. Ryan's remaining term.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following Exhibits are filed as part of this report:

             3.1  Articles of Incorporation *
             3.2  Bylaws *
            10.1  1992 Stock Option Plan of Roxborough-Manayunk Bank *
            10.2  1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank *
            10.3  1994 Stock Option Plan of Roxborough-Manayunk Bank *
            10.4  1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank *
            10.5  Employment   Agreement   with  Jerry  Naessens  *
            10.6  Employment  Agreement  with  John F.  McGill,  Jr. *
            10.7  1999 Stock Option Plan **
            10.8  1999 Restricted Stock Plan **
            20    Dividend Reinvestment Plan ***
            27    Financial Data Schedule (electronic filing only)

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  *    Incorporated by reference to the  Registrant's
                       Form S-1 Registration Statement No. 333-48749 first filed with the commission on March 26, 1998.

                  **   Incorporated by reference to the Registrant's
                       Schedule 14A filed June 21, 1999.

                  *** Incorporated by reference to the Registrant's Form 10Q/A filed on May 12, 1999.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THISTLE GROUP HOLDINGS, CO.



Date:    August 6, 1999                By: /s/John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:    August 6, 1999                By: /s/Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer
                                           (Principal Officer)