Form 10-Q
period 1999-09-30
THISTLE GROUP HOLDINGS CO
filed 1999-11-12
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                         Commission file number 0-24353
                                                -------

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

                  Yes      X          No
                         -----               -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 11, 1999


                    Class                            Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock               7,805,432 shares

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 1999
                                      INDEX


                                                                          Page
                                                                          Number
PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
Item 1.  Financial Statements and Notes Thereto  ............................  1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................  8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 14
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings................................................... 15
Item 2.  Changes in Securities............................................... 15
Item 3.  Defaults upon Senior Securities..................................... 15
Item 4.  Submission of Matters to a Vote of Security Holders................. 15
Item 5.  Other Information................................................... 15
Item 6.  Exhibits and Reports on Form 8-K.................................... 16

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                    September 30, December 31,
                                                                       1999           1998
                                                                     (Unaudited)
ASSETS
Cash on hand and in banks .........................................   $   4,678    $   2,522
Interest-bearing deposits .........................................      16,691       23,614
                                                                      ---------    ---------
         Total cash and cash equivalents ..........................      21,369       26,136
Investments held to maturity (approximate fair
         value of $53,958) ........................................        --         54,129
Investments available for sale at fair value
         (amortized cost of $133,955 and $20,133) .................     124,663       20,274
Mortgage-backed securities available for sale
         at fair value (amortized cost of $218,781 and $228,574) ..     214,936      229,883
Loans receivable (net of allowance for loan losses of
         $1,193 and $1,036) .......................................     145,561      133,908
Loans held for sale ...............................................       3,975        2,558
Accrued interest receivable .......................................       4,123        3,265
Federal Home Loan Bank stock - at cost ............................       8,844        5,344
Real estate acquired through foreclosure - net ....................         138           82
Office properties and equipment - net .............................       2,586        2,487
Cash surrender value of life insurance ............................      11,199       10,810
Prepaid expenses and other assets .................................       1,037        3,163
Deferred income taxes .............................................       5,485         --
                                                                      ---------    ---------
         TOTAL ASSETS .............................................   $ 543,916    $ 492,039
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..........................................................   $ 279,061    $ 276,390
Accrued interest payable ..........................................         836          469
Advances from borrowers for taxes and insurance ...................       1,645        2,229
FHLB advances .....................................................     176,884      106,884
Accounts payable and accrued expenses .............................       3,827        3,465
Other borrowings ..................................................       3,000         --
Dividends payable .................................................         468          450
Accrued income taxes ..............................................         144        1,476
Deferred income taxes .............................................        --            447
                                                                      ---------    ---------
         TOTAL LIABILITIES ........................................     465,865      391,810
                                                                      ---------    ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 1999 and 1998 ......................................        --           --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 1999 and 1998;  7,805,432 outstanding  September 30, 1999
and 8,999,989 outstanding December 31, 1998 .......................         900          900
Additional paid-in capital ........................................      93,356       94,616
Employee Stock Ownership Plan .....................................      (5,761)      (6,075)
Unearned Compensation .............................................      (2,642)        --
     Treasury stock at cost, 1,194,557 shares at September 30, 1999     (11,610)        --
Accumulated other comprehensive income ............................      (8,669)         957
Retained earnings - partially restricted ..........................      12,477        9,831
                                                                      ---------    ---------
         Total stockholders' equity ...............................      78,051      100,229
                                                                      ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................   $ 543,916    $ 492,039
                                                                      =========    =========

         See notes to unaudited consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                     For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                      -------------------         -------------------

                                                                         1999           1998          1999          1998
INTEREST INCOME:
   Interest on loans ...........................................   $     2,882    $     2,161   $     8,413   $     6,432
   Interest on mortgage-backed securities ......................         3,443          2,576        10,217         6,283
   Interest and dividends on investments .......................         2,599          1,838         6,375         3,671
                                                                   -----------    -----------   -----------   -----------
          Total interest income ................................         8,924          6,575        25,005        16,386
                                                                   -----------    -----------   -----------   -----------
INTEREST EXPENSE:
   Interest on deposits ........................................         2,894          2,804         8,611         7,978
   Interest on borrowed money ..................................         2,273            520         5,544           749
                                                                   -----------    -----------   -----------   -----------
          Total interest expense ...............................         5,167          3,324        14,155         8,727
                                                                   -----------    -----------   -----------   -----------
NET INTEREST INCOME ............................................         3,757          3,251        10,850         7,659

PROVISION FOR LOAN LOSSES ......................................            45             15           195            45
                                                                   -----------    -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES ................................................         3,712          3,236        10,655         7,614
                                                                   -----------    -----------   -----------   -----------
OTHER INCOME:
  Service charges and other fees ...............................            91             86           267           269
  (Loss) gain on sale of real estate owned .....................            (5)          --               1             2
  Loss on sale of mortgage-backed securities ...................                         --             (16)         --
  (Loss) gain on sale of investments ...........................           (10)          --             251          --
  Rental income ................................................            35             48           119           130
  Miscellaneous other income ...................................            35           --              72          --
                                                                   -----------    -----------   -----------   -----------
          Total other income ...................................           146            134           694           401
                                                                   -----------    -----------   -----------   -----------
OTHER EXPENSES:
   Salaries and employee benefits ..............................         1,186          1,019         3,239         2,881
   Occupancy and equipment .....................................           324            262           865           728
   Federal insurance premium ...................................            40             36           125           108
   Professional fees ...........................................           187             72           461           209
   Advertising and promotion ...................................            80             27           165           102
   Other .......................................................           459            537         1,409         1,194
                                                                   -----------    -----------   -----------   -----------
          Total other expenses .................................         2,276          1,953         6,264         5,222
                                                                   -----------    -----------   -----------   -----------

INCOME BEFORE INCOME TAXES .....................................         1,582          1,417         5,085         2,793
                                                                   -----------    -----------   -----------   -----------
INCOME TAXES ...................................................           292            524         1,181         1,039
                                                                   -----------    -----------   -----------   -----------
NET INCOME .....................................................   $     1,290    $       893   $     3,904   $     1,754
                                                                   ===========    ===========   ===========   ===========

BASIC EARNINGS PER SHARE .......................................   $       .18    $       .10   $       .53           N/A
DILUTED EARNINGS PER SHARE .....................................   $       .18    $       .09   $       .52           N/A

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC .........................................     7,164,407      8,371,479     7,374,802           N/A
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED .......................................     7,211,456      8,547,339     7,473,618           N/A

See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                        For the Nine Months
                                                                        Ended September 30
                                                                        ------------------
                                                                        1999          1998
                                                                        ----          ----
OPERATING ACTIVITIES:
Net income ........................................................   $   3,904    $   1,754
Adjustments to reconcile income to net cash provided
   by operating activities:
   Provision for loan losses ......................................         195           45
   Depreciation ...................................................         336          209
   Amortization of stock benefit plans ............................         397         --
Amortization of net premiums (discounts) on:
   Loans purchased ................................................          22          (86)
   Investments ....................................................        (967)        (632)
   Mortgage-backed securities .....................................       1,186          650
Gain on sale of investments .......................................        (250)        --
Loss on sale of mortgage-backed securities ........................          16         --
Gain on sale of real estate owned .................................          (1)          (1)
Decrease in other assets ..........................................         (42)        (379)
Decrease in other liabilities .....................................        (585)      (1,721)
                                                                      ---------    ---------
Net cash provided by (used in)  operating activities ..............       4,211         (161)
                                                                      ---------    ---------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities .....................................      40,141       28,729
   Loans ..........................................................      22,308       16,987
Loans originated ..................................................     (31,129)     (20,166)
Loans acquired ....................................................      (4,560)     (21,335)
Purchases of:
    Investments ...................................................     (64,474)     (33,730)
    Mortgage-backed securities ....................................     (59,279)    (149,392)
    Office properties and equipment ...............................        (435)      (1,272)
    FHLB Stock ....................................................      (3,500)      (2,692)
Proceeds from sale of investments .................................       5,164          --
Proceeds from the sale of mortgage-backed securities ..............      27,728          --
Proceeds from sale of real estate owned ...........................           6           79
Maturities and calls of investments ...............................         833       14,384
                                                                      ---------    ---------
Net cash  used in investing activities ............................     (67,197)    (168,408)
                                                                      ---------    ---------
FINANCING ACTIVITIES:
Net  increase in deposits .........................................       2,671       33,472
Net decrease in advances from borrowers for
   taxes and insurance ............................................        (584)        (554)
Net increase in FHLB advances .....................................      70,000       80,000

Increase in other borrowings ......................................       3,000         --
Purchase of treasury stock ........................................     (13,149)        --
Purchase of restricted stock plan shares ..........................      (2,761)        --
Net proceeds from exercise of stock options .......................         300         --
Net proceeds from the sale of common stock ........................        --         70,985
Cash dividends ....................................................      (1,258)        (532)
                                                                      ---------    ---------
Net cash  provided by financing activities ........................      58,219      183,371
                                                                      ---------    ---------
Net (decrease) increase in cash and cash equivalents ..............      (4,767)      14,802
Cash and cash equivalents, beginning of period ....................      26,136       20,151
                                                                      ---------    ---------
Cash and cash equivalents, end of period ..........................      21,369    $  34,953
                                                                      =========    =========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed ......................   $  13,788    $   8,434
Income taxes paid .................................................         767          920
Noncash transfers from loans to real estate owned .................          89          168
Noncash transfer investments held to maturity to available for sale      54,129         --


See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         NOTE 1 - PRINCIPLES OF CONSOLIDATION

                  The unaudited consolidated financial statements contained herein for the periods prior to July 14, 1998 are those of Thistle Group Holdings, Inc., (the "Mid-Tier Holding Company"), which was organized for the purpose of holding all of the capital stock of Roxborough-Manayunk Bank (the "Bank"). The audited and unaudited consolidated statements contained herein for the periods subsequent to July 14, 1998 are those of Thistle Group Holdings, Co., (the "Company"), which was organized in March of 1998. Thistle Group Holdings, Co. has two wholly owned subsidiaries; TGH Corp. and Roxborough Manayunk Bank. Roxborough Manayunk Bank has three wholly owned subsidiaries; Roxdel Corp., Montgomery Service Corp. and Ridge Service Corp. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. See also
                  Note 3 Conversion and Reorganization.

         NOTE 2 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

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

         NOTE 4 - COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

                  As part of the Conversion and Reorganization, the Employee Stock Ownership Plan (the "ESOP") borrowed funds from the Company and used the funds to purchase 628,509 shares of common stock. At September 30, 1999, 52,375 shares were committed to be released of which 20,950 shares were allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans", which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employers as a liability. For the three and nine months ended September 30, 1999 the Company recorded compensation expense related to the ESOP of $90 and $276, respectively.

         NOTE 5 - INVESTMENTS

         Investments at September 30, 1999 and December 31, 1998 consisted of the following:

         Investments Available for Sale
                                                                      September 30, 1999                  December 31, 1998
                                                                Amortized         Approximate       Amortized           Approximate
                                                                   Cost             Fair              Cost              Fair Value
                                                                   ----             ----              ----              ----------
         U.S. Treasury securities and securities
          of U.S. government agencies -
         1 to 5 years....................................       $  5,024            $  5,181
         5 to 10 years...................................          3,000               2.886
         More than 10 years..............................         46,500              44,297
         FHLB and FHLMC Bonds - more than 10 years.......         17,316              13,990
         Municipal Bonds - 5 to 10 years.................            993               1,011
         Municipal bonds - more than 10 years............         39,654              36,341
         Mutual Funds....................................          1,327               1,327         $ 1,285              $  1,285
         Capital Trust Securities........................         13,412              12,504          11,774                11,647
         Equity investments..............................          5,795               6,192           6,324                 6,592
         Other...........................................            934                 934             750                   750
                                                                --------        ------------       ---------           -----------


         Total...........................................       $133,955            $124,663         $20,133             $  20,274
                                                                ========            ========         =======             =========

         Investments Held To Maturity                                                                   December 31, 1998
                                                                                                   Amortized           Approximate
                                                                                                     Cost              Fair Value
                                                                                                     ----              ----------
         U.S. Treasury securities and securities
          of U.S. Government agencies -
         1 to 5 years........................................................................        $ 5,032               $ 5,356
         5 to 10 years.......................................................................          3,000                 2,985
         More than 10 years..................................................................          5,000                 5,000
         FHLB and FHLMC Bonds...............................................................          10,154                 9,768
         Municipal bonds - more than 10 years................................................         30,765                30,671
         Other...............................................................................            178                   178
                                                                                                     -------               -------

         Total...............................................................................        $54,129               $53,958
                                                                                                     =======               =======

        NOTE 6 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         Mortgage-backed securities at September 30, 1999 and December 31, 1998 consisted of the following:


                                                                   September 30, 1999                     December 31, 1998
                                                                Amortized        Approximate       Amortized           Approximate
                                                                  Cost            Fair Value         Cost               Fair Value
                                                                  ----            ----------         ----               ----------
         GNMA pass-through certificates...................      $115,439            $114,040        $134,216             $134,781
         FNMA pass-through certificates...................        79,169              76,491          64,852               65,129
         FHLMC pass-through certificates..................        22,811              23,078          26,512               27,068
         FHLMC real estate mortgage investment conduits...         1,362               1,327           2,994                2,905
                                                                --------            --------        --------             --------
         Total............................................      $218,781            $214,936        $228,574             $229,883
                                                                ========            ========        ========             ========



         NOTE 7 - LOANS RECEIVABLE

                  Loans receivable at September 30, 1999 and December 31, 1998 consisted of the following:

                                                                     September 30, 1999    December 31. 1998
                                                                     ------------------    -----------------

         Mortgage loans:
                  1-4 family residential......................          $102,447                  $108,585
                  Other dwelling units........................            29,547                    17,542
         Home equity lines of credit and improvement loans....             8,549                     8,273
         Commercial non-mortgage loans........................             2,987                       269
         Construction loans...................................             4,051                       868
         Loans on savings accounts............................               173                       218
         Consumer loans.......................................               126                       126
                                                                         -------                   -------

                  Total Loans.................................           147,880                   135,881
                                                                         -------                   -------
         Plus: unamortized premiums...........................               332                       374
         Less:
                  Net discounts on loans purchased............               (30)                      (30)
                  Deferred  loan fees.........................            (1,428)                   (1,281)
                  Allowance for loan losses...................            (1,193)                   (1,036)
                                                                          ------                   -------

         Total                                                           $145,561                 $133,908
                                                                          =======                  =======

         NOTE 8 - DEPOSITS

                  The major types of deposits by amounts and percentages were as follows:

                                                  September 30, 1999                December 31, 1998
                                                 Amount    % of Total          Amount      % of Total
                                                 ------    ----------          ------      ----------

         NOW accounts and
            transaction checking............    $18,414        6.6%           $18,142         6.6%
         Money Market Demand accounts.......      8,722        3.1%            13,857         5.0%
         Passbook accounts..................    101,247       36.3%           100,627        36.4%
         Certificate accounts...............    150,678       54.0%           143,764        52.0%
                                                -------      -----            -------       -----

         Total                                 $279,061      100.0%          $276,390       100.0%
                                                =======      =====            =======       =====

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

         NOTE 10 - COMPREHENSIVE INCOME (LOSS)

                  For the three and nine months ended September 30, 1999, the Company reported total comprehensive losses of $1.5 million and $6.0 million, respectively. For the three and nine month periods of the prior year the Company reported total comprehensive income of $1.1 million and $2.3 million respectively. Other comprehensive income or loss consisted of unrealized losses or gains, net of taxes, on available for sale securities for the three and nine month periods ended September 30, 1999 and 1998 and a reclassification adjustment for gains and losses included in net income for the three and nine month periods ended September 30, 1999.

         NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

                  The  Company   adopted   Statement  of  Financial   Accounting
                  Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. This statement requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Upon adoption of this statement, the Company as permitted by the statement, transferred certain securities with an amortized cost of $54,129 from held to maturity to available for sale. This transfer does not call into question the intent of the Company to hold other securities to maturity in the future. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         NOTE 12 - DIVIDENDS

                  On September 13, 1999 the Company declared a dividend of $.06 per share payable October 15, 1999 to stockholders of record on September 30, 1999.

         NOTE 13 - SHAREHOLDER RIGHTS PLAN

                  On September 13, 1999, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the Plan, each shareholder of record at the close of business on September 30, 1999 received a dividend distribution of one Right for each outstanding share of common stock. The Rights expire on September 13, 2009 and thereafter have no further value. They are redeemable by the Board of Directors at a price of $.01 per Right at anytime within the ten year period until a person or group has acquired 15% or more of our then outstanding common stock. The rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% of the common stock.

         NOTE 14 - RESTRICTED STOCK PLAN AND STOCK OPTION PLAN

                  At a Special Meeting of the stockholders held on July 21, 1999, the Roxborough Manayunk Bank Restricted Stock Plan ("RSP") was approved by the Company's stockholders. There are 314,254 shares authorized under the RSP. As of September 30, 1999, the Company had outstanding awards aggregating to 237,460 shares to the Company's Board of Directors, executive officers and other key employees subject to vesting and other provisions of the RSP. At September 30, 1999, the deferred cost of the unearned RSP shares totaled $2,642 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized ratably over a five year vesting period for executive officers and other key employees and over a four year vesting period for non-employee directors. For the three months ended September 30, 1999, the Company recorded compensation and employee benefit expense of $119 related to the RSP.

                  At a Special Meeting of stockholders on July 21, 1999, the Thistle Group Holdings, Co. 1999 Stock Option Plan (the "Plan") was approved by the Company's stockholders. Common stock totaling 785,637 shares has been reserved for issuance for the Plan. An aggregate of 487,985 stock options have been granted at an exercise price of $8.9375 to the Company's executive officers, non-employee directors and other key employees subject to vesting and other provisions of the Plan. Such options were not dilutive during the period ended September 30, 1999.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, new legislation and regulations, and general market conditions. Thistle Group Holdings, Co. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Because the Conversion and Reorganization were not completed until July 14, 1998, the information provided herein is that of Company for the three and nine month periods ended September 30, 1999, the nine month period ended September 30, 1998, and the year ended December 31, 1998 and of Thistle Group Holdings, Inc. (the "Mid-Tier Holding Company") for all other periods presented.

         Comparison of Financial Condition
         ---------------------------------

         The Company had total assets of $543.9 million as of September 30, 1999, representing an increase of $51.9 million from the balance of $492.0 million as of December 31, 1998. The increase was due to $70 million in purchases of investments and mortgage-backed securities funded with FHLB advances offset by a decrease in cash which was used for the stock repurchase program. 1.3 million shares were repurchased at an average per share price of $9.74.

         Cash and cash equivalents decreased $4.7 million or 18.2% from $26.1 million at December 31, 1998 to $21.4 million at September 30, 1999 September 30, 1999 primarily due to the repurchase of stock.

         Investments increased $50.3 million or 67.6% from $74.4 million at December 31, 1998 to $124.7 million at September 30, 1999 primarily due to purchases of $64.5 million offset by sales of $5.2 million and maturities of $833,000 and an increase in the unrealized loss of $9.3 million.

         Mortgage-backed securities decreased $14.9 million or 6.5% from $229.9 at December 31, 1998 to $215.0 at September 30, 1999. This decrease was the result of $40.1 million in repayments, sales of $27.7 million, and an increase in the unrealized loss of $5.2 million offset by purchases of $59.3 million.

         Loans increased $13.0 million or 9.5% from $136.5 million at December 31, 1998 to $149.5 million at September 30, 1999. This increase was the result of $31.1 million of originations including $10.2 million of non-residential loans, and $4.6 million in non-residential loan purchases, offset by principal repayments of $22.3 million.

         Deposits increased $2.7 million or 1.0% from $276.4 million at December 31, 1998 to $279.1 million at September 30, 1999. Certificates of deposit increased $6.9 million, passbook accounts increased $620,000 and NOW accounts, transactions checking and money market accounts decreased $4.8 million.

         FHLB advances increased $70 million or 65.5% from $106.9 million at December 31, 1998 to $176.9 million at September 30, 1999 as part of a continuing leverage strategy. The additional borrowings include a $10.0 million 5.05% convertible advance with a scheduled maturity of 2002, a $10.0 million 4.62% convertible advance with scheduled maturity of 2009, a $10.0 million 5.80% convertible advance with a scheduled maturity of 2002, a $10 million 5.85% convertible advance with a scheduled maturity of 2002 and $30.0 million in open REPO's with average rates of approximately 5.11%. The advances were used to fund the purchase of $40 million in investments and $30 million in mortgage-backed securities.

         Total stockholders' equity decreased $22.2 million or 22.1% from $100.2 million at December 31, 1998 to $78.0 million at September 30, 1999 primarily due to the repurchase of 1.3 million shares at an average cost of $9.74 per share and to the mark to market adjustment on securities available for sale, as required by Financial Accounting Standards Board Statement No. 115. Any movement in general market conditions, including interest rates, competition and credit quality could result in a material fluctuation on the Company's available for sale portfolio, and thus its shareholders' equity.

         Non-performing Assets
         ---------------------

                  The   following   table  sets  forth   information   regarding
non-performing loans and real estate owned.

                                                      At                    At
                                               September 30, 1999     December 31, 1998
                                               -------------------    -----------------
                                                      (Dollars in Thousands)
        Total non-performing loans ..............   $  299               $  393
        Real estate owned .......................      138                   82
                                                    ------               ------

        Total non-performing assets .............   $  437               $  475
                                                    ======               ======

        Total non-performing loans to
        total loans .............................      .21%                 .28%

        Total non-performing assets to
        total assets ............................      .08%                 .09%

        Allowance for loan loss .................   $1,193               $1,036

        Allowance for loan losses as a percentage
        of total non-performing assets ..........      273%                 218%

        Allowance for loan losses as a percentage
        of total non-performing loans ...........      399%                 264%

        Allowance for loan losses as a percentage
        of total average loans ..................      .85%                 .94%

         Comparison of Earnings for the Three and Nine Month Periods Ended September 30, 1999 and 1998
         -----------------------------------------------------------------------

         Net Income. Net income for the three and nine months ended September 30, 1999 increased $397,000 or 44.5% and $2.2 million or 122.6%, respectively, over the same periods in 1998. The increase for the three month period is due to an increase in net interest income of $506,000 offset by an increase of $323,000 in non-interest expense. The increase for the nine month period is due to an increase of $3.2 million in net interest income and an increase of $293,000 in other income offset by an increase of $1.0 million in other non-interest expense.

         Total Interest Income. Interest income for the three and nine months ended September 30, 1999 increased $2.3 million or 35.7% and $8.6 million or 52.6%, respectively, as compared to the same periods in 1998. The increase for the three month period was due primarily to an increase of $126.2 million in the average balance of interest-earning assets and an increase in the average yield of 16 basis points. The increase for the nine-month period was due primarily to an increase of $173.4 million in the average balance of interest-earning assets offset by a decrease in the average yield of 14 basis points.

         Total Interest Expense. Interest expense for the three and nine months ended September 30, 1999 increased $1.8 million or 55.4% and $5.4 million or 62.2%, respectively, as compared to the same periods in 1998. The increase for the three-month period was due primarily to an increase of $162.9 million in the average balance of interest-bearing liabilities. The increase for the nine-month period was due primarily to an increase of $162.1 million in the average balance of interest-bearing liabilities and to a lesser extent by an increase of 2 basis points in the average cost of funds. The Company utilized FHLB advances to leverage its balance sheet. Such funds typically have higher rates of interest than traditional deposits.

         Net Interest Income. Net interest income for the three and nine months ended September 30, 1999 increased $506,000 or 15.6% and $3.2 million or 41.7%, respectively, as compared to the same periods in 1998 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, increased by 16 basis points to 2.42% for the three months ended September 30, 1999 from 2.26% for the same period in 1998. The net interest spread decreased by 16 basis points to 2.45% for the nine months ended September 30, 1999 from 2.61% for the same period in 1998.

         Provision for Losses on Loans. The provision for losses on loans for the three and nine months ended September 30, 1999 totaled $ 45,000 and $195,000, respectively, compared to $15,000 and $45,000 for the same periods in 1998. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current and currently anticipated future operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control.

         Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         Other Income. There was no significant change in other income for the quarter ended September 30, 1999 over the quarter ended September 30, 1998. Other income for the nine months ended September 30, 1999 increased $293,000 or 73.1% over the same period of the prior year due to a nonrecurring gain on the sale of equity securities of $251,000 and a $70,000 recovery on loans secured by commercial equipment leases that had been written off in prior years.

         Other Expenses. Other expenses increased $323,000 or 16.5% for the quarter ended September 30, 1999 over the quarter ended September 30, 1998. Salaries and employee benefits increased $167,000 due to compensation expense related to the restricted stock plan that was approved by stockholders in July 1999, normal salary increases and addition of personnel. Occupancy and equipment costs increased $62,000 due to increased depreciation related to the purchase of a new computer system in August 1998 and to increased costs for maintenance contracts related to the addition of new hardware. Professional fees increased $115,000 due to legal costs incurred related to the adoption of the Company's stock plans and various corporate and regulatory actions, and to the outsourcing of the Company's internal audit department. Advertising and promotion increased $53,000 as the Company has begun a focused strategic marketing effort which included among other things, additional media costs for new product campaigns. Other expense decreased $78,000 due primarily to non-recurring charges related to the termination of the mid-tier holding company in the quarter ended September 30, 1998. Non-interest expense increased $1.0 million or 20.0% for the nine months ended September 30, 1999 over the same period of the prior year. Salaries and employee benefits increased $358,000 and occupancy and equipment costs increased $137,000 due mainly to the reasons discussed above. Other expense increased $215,000 due to costs associated with the production of the Company's initial annual report and proxy statements, transfer agent and NASDAQ listing fees, an increase in payroll taxes, and other expenses related to the in-house computer system.

         Income Tax Expense. Income tax expense for the quarter ended September 30, 1999 was $292,000 or 18.5% of pre-tax income as compared to $524,000 or 37.0% for the quarter ended September 30, 1998. Income tax expense for the nine months ended September 30, 1999 was $1.2 million or 23.2% of pre-tax income as compared to expense of $1.0 million or 37.2% for the same period of the prior year. The primary reason for the decrease in the effective tax rate was the reduction in state taxes resulting from purchases of tax-exempt securities. The Company has employed various strategies to reduce both federal and state income taxes.

         Liquidity and Capital Resources

         On September 30, 1999, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount      Percent
                                           ------      -------
                                             (in Thousands)
          Tangible capital .............   $59,878      11.24%
          Tangible capital requirement .     7,987       1.50%
                                           -------      -----
          Excess over requirement ......   $51,891       9.74%
                                           =======      =====

          Core capital .................   $59,878      11.24%
          Core capital requirement .....    15,975       3.00%
                                           -------      -----
          Excess over requirement ......   $43,903       8.24%
                                           =======      =====


          Risk based capital ...........   $61,071      34.85%
          Risk based capital requirement    14,018       8.00%
                                           -------      -----
          Excess over requirement ......   $47,053      26.85%
                                           =======      =====


         The Company's primary sources of funds are deposits, borrowings, and proceeds from principal and interest payments on loans, mortgage-backed securities and other investments. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and the consolidation of the financial institution industry.

         The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 1999, the Company originated $31.1 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $ 63.8 million during the nine-month period ended September 30, 1999. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

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

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 9.9% at September 30, 1999.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 1999, cash and cash equivalents totaled $21.4 million.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1999, the Company had $14.1 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of September 30, 1999 totaled $112.3 million. Management believes that a significant portion of such deposits will remain with the Company.

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

         Additional Key Operating Ratios
         -------------------------------

                                                      For the                For the
                                                 Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                   -------------        -------------
                                                  1999(1)    1998(1)    1999(1)    1998(1)
Return on average assets ...................       .95%       .88%      1.01%       .72%
Return on average equity ...................      6.58%      5.30%      6.12%      5.61%
Yield on average interest-earning assets ...      6.95%      6.79%      6.89%      7.03%
Cost of average interest-bearing liabilities      4.53%      4.53%      4.44%      4.42%
Interest rate spread (2) ...................      2.42%      2.26%      2.45%      2.61%
Net interest margin ........................      2.93%      3.36%      2.99%      3.29%

                                               At September 30, 1999   At September 30, 1998
                                               ---------------------   ---------------------
         Tangible book value per share                $10.00                    $11.22

(1)  The ratios for the three and nine month periods are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

         Year 2000
         ---------

         The following discussion of the implications of the year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which are derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. Those factors include, but are not limited to, uncertainties in the cost of hardware and software, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, ineffective remediation of computer code, the unpredictability of consumer behavior, and whether our customers, vendors, competitors and other third parties effectively address the Year 2000 issues. However, there can be no guarantee that these statements will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

         Year 2000 issues expose the Company to a number of risks, any one of which, if realized could have a material adverse effect on its business, results of operations or financial condition. These risks include the possibility that, to the extent certain vendors fail to adequately address Year 2000 issues, the Company may suffer disruptions in important services on which we depend, such as telecommunications, electrical power and data processing. Year 2000 issues could affect the Company's liquidity if customer withdrawals in anticipation of the Year 2000 are greater than expected or if the Company's lenders are unable to provide funds when and as needed by the Company. Year 2000 issues also create additional credit risk to the Company insofar as the failure of the Company's customers and counterparties to adequately address Year 2000 issues could increase the likelihood that these customers and counterparties become delinquent or default on their obligations to the Company. In addition to increasing our risk exposure to problem loans, credit losses, and liquidity problems, Year 2000 issues expose the Company to increased risk of litigation losses and expenses relating to the foregoing.

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

         The Company has contacted material customers and non-information technology suppliers (i.e. utility systems, telephone systems and security systems regarding their Year 2000 state of readiness. The Company is unable to test the Year 2000 readiness of its significant suppliers or utilities and is relying on the utility companies' internal testing and representations to provide the required services that drive the Company's data systems. Any prolonged disruption in utility service could disrupt the ability of the Company to service its customers on a timely basis.

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

         Monitoring and managing the Y2K project will result in additional direct and indirect costs to the Company. Direct costs include
         potential   charges  by  third  party  software   vendors  for  product
         enhancements,  costs  involved  in testing  software  products  for Y2K compliance, and any resulting costs for developing and implementing contingency plans for critical software products which are not enhanced. Indirect costs will principally consist of the time devoted by existing employees in managing software vendor progress, testing enhanced software products, and implementing any necessary contingency plans. The Company does not expect direct costs to be material over the next quarter.

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

         The Y2K committee submits monthly status reports regarding the Company's year 2000 events to the board of directors. The Company has also developed a customer awareness program. This program focuses on educating customers about Y2K to increase their level of confidence within the banking industry and to reduce the likelihood of dramatic changes in customer behavior during the rollover period. The Company has been proactive in keeping customers informed about our Year 2000 efforts through a customer awareness program. Brochures and letters explaining the Y2K challenge have been mailed to customers and office staff has been trained to answer customer questions about Y2K. With the help of independent consultants and the Company's regulators, the Company has worked hard to ensure that every possible Year 2000 issue has been addressed. Backup plans have been developed and systems have been tested. The Company is also monitoring the Y2K activities of its vendors, such as the ATM network, Direct Deposit Processors and Funds Management System. In addition, information about the Company's Y2K efforts has been and will continue to be communicated to customers.

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

         The Company constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Company are priced competitively in order to meet the Company's asset/liability management objectives and spread requirements. As of September 30, 1999, the Company's savings accounts, checking accounts and money market deposit accounts totaled $128.4 million or 46.0% of its total deposits. The Company believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II


         ITEM 1.  LEGAL PROCEEDINGS

                  Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 1999. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceeding on properties in which the Company holds security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 1999 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On July 21, 1999 a special meeting of stockholders of the Company was held to consider and act upon the approval of the Thistle Group Holdings, Co. 1999 Stock Option Plan and the approval of the Roxborough Manayunk Bank 1999 Restricted Stock Plan. With respect to these matters the results were as follows:

       Approval of the Thistle Group Holdings, Co. 1999 Stock Option Plan

       3,692,375 (For)   849,638 (Against)   41,748 (Abstain) 169,667 (Non-Vote)
       ---------------   -------             ------           -------

       Approval of the Roxborough Manayunk Bank 1999 Restricted Stock Plan

       4,069,753 (For)   642,900 (Against)   40,775 (Abstain)
       ---------------   -------             ------


         ITEM 5.  OTHER INFORMATION

                  On July 27, 1999, the Board of directors of the Company, pursuant to the Company's Articles of Incorporation, nominated and elected James C. Hellauer to fill the vacancy on the Board caused by the death of Patrick T. Ryan.
                  Mr. Hellauer will serve Mr. Ryan's remaining term.

                  On September 13, 1999, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of common stock, par value $.01 per share. The Rights will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock. The Rights are intended to enable the Company's stockholders to realize the long-term value of their investment in the Company and are designed to assure that all of Thistle Group Holdings, Co.'s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board prior to attempting a takeover.

                  On October 13, 1999 the Company applied to the Office of Thrift Supervision for permission to purchase up to 5% of its outstanding stock.

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following Exhibits are filed as part of this report:
                   3.1    Articles of Incorporation *
                   3.2    Bylaws *
                   4.1    Shareholder Rights Plan **
                  10.1    1992 Stock Option Plan of Roxborough-Manayunk Bank *
                  10.2    1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank *
                  10.3    1994 Stock Option Plan of Roxborough-Manayunk Bank *
                  10.4    1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank *
                  10.5    Employment   Agreement   with  Jerry  Naessens  *
                  10.6    Employment  Agreement  with  John F.  McGill,  Jr. *
                  10.7    1999 Stock Option Plan ***
                  10.8    1999  Restricted  Stock Plan ***
                  19.1    Letter to Shareholders describing Shareholder Rights Plan **
                  20      Dividend Reinvestment Plan ****
                  27      Financial Data Schedule (electronic filing only)

                  *    Incorporated by reference to the  Registrant's  Form S-1
                       Registration Statement No. 333-48749 first filed with the commission on March 26, 1998.

                  **   Incorporated by reference to the Registrant's
                       Form 8-A filed September 30, 1999.

                  *** Incorporated by reference to the Registrant's Schedule 14A filed June 21, 1999.

                  **** Incorporated by reference to the  Registrant's Form 10Q/A filed on May 12, 1999.

(b)      Reports on Form 8-K

                  On September 13, 1999 the Company filed a current report on Form 8-K with the commission announcing that it had adopted a Shareholder Rights Plan.


                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THISTLE GROUP HOLDINGS, CO.



  Date: November 11, 1999  By:          /s/ John F. McGill, Jr
                                        ----------------------
                                        John F. McGill, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




  Date: November 11 , 1999  By:         /s/Jerry Naessens
                                        -----------------
                                        Jerry Naessens
                                        Chief Financial Officer
                                          (Principal Financial Officer)