Form 10-K
period 1999-12-31
THISTLE GROUP HOLDINGS CO
filed 2000-03-30
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to __________________

Commission File Number: 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

   Pennsylvania                                                 23-2960768
---------------------------------------------               ------------------
(State or other jurisdiction of incorporation              (IRS Employer
      or organization)                                      Identification No.)

     6060 Ridge Avenue, Philadelphia, Pennsylvania                19128
---------------------------------------------------             ---------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Based on the closing sales price of $6.625 per share of the registrant's common stock on March 8, 2000, as reported on the Nasdaq National Market, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $41.6 million. On such date, 7,562,832 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 1999 Annual Report to Stockholders (Parts II and IV)

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

     In July 1998, the Bank, Thistle Group Holdings, Inc., and FJF Financial completed their conversion and reorganization into the current corporate structure of the Company and the Bank. Upon completion of the conversion and reorganization, the Company became a unitary savings and loan holding company which, under existing laws, is generally not restricted in most of the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company is not an operating company and primarily holds all of the outstanding stock of the Bank. The Company does not employ any persons other than officers but utilizes the support staff of the Bank from time to time.

     The Company's and the Bank's main office is located at 6060 Ridge Avenue, Philadelphia, Pennsylvania 19128, and the telephone number at that office is
(215) 483-2800. The Bank serves the Pennsylvania counties of Philadelphia and Delaware through a network of six offices, providing a full range of retail banking services, with emphasis on one-to four-family residential mortgages. Upon completion of the conversion and reorganization the Bank changed its name to "Roxborough-Manayunk Bank." At December 31, 1999, the Company had total assets, deposits, and stockholders' equity of approximately $554.8 million, $292.6 million, and $74.7 million, respectively.

     The primary business of the Bank is attracting customer deposits from the general public through its six branches and investing these deposits, together with funds from borrowings and operations, primarily in single family residential loans, commercial real estate loans and mortgage-backed securities and to a lesser extent in secured consumer, home improvement and commercial loans and investment securities. The Bank's primary regulator is the Office of Thrift Supervision ("OTS").

     Unless the context requires otherwise, any reference to the Company includes the Bank on a consolidated basis.

Geographic Lending Area

     Although authorized to make real estate loans throughout the United States, the Company's lending area generally includes Philadelphia, Bucks, Delaware, Chester, and Montgomery Counties, which comprise the Philadelphia metropolitan area. The Pennsylvania real estate market was generally depressed in the late-1980s. The market has shown improvement in the 1990s, but whether the recovery will continue is dependent upon general economic conditions, not just in Pennsylvania, but in the United States as a whole. Lending Activities

     General. Historically, the principal lending activity of the Company has been the origination of mortgage loans for the purpose of constructing, financing or refinancing residential properties. In January of 1999, the Company hired an experienced commercial lender for the purpose of expanding its lending in the areas of commercial real estate, construction, and commercial lending.

     Analysis of Loan Portfolio. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

                                                                                    At December 31,
                                             --------------------------------------------------------------------------------------
                                                     1999               1998           1997              1996              1995
                                                     ----               ----           ----              ----              ----
                                                 $         %        $        %      $        %         $      %         $        %
                                              ------     -----    -----    -----  -----    -----     -----  -----     -----   -----
                                                                                (Dollars in Thousands)
Real Estate Loans:(1)
  Construction (net).........................$  5,365     3.36% $    868      .64%$ 1,693    1.72% $   964    .96%  $   495     .48%
  Residential................................ 110,032    68.95   108,585    79.91  71,397   72.36   73,871  73.30    72,675   71.20
  Multi-family and commercial................  29,867    18.72    17,542    12.91  16,647   16.87   17,615  17.54    20,200   19.79
  Home equity................................   7,914     4.96     8,068     5.94   8,133    8.24    7,011   6.96     5,004    4.91
  Home equity line of credit.................     604      .38       202      .15      73     .07       --     --                --
Loans secured by commercial equipment leases.      --                 --       --      --      --       --     --     3,341    3.27
Commercial loans.............................   5,496     3.44       269      .20     329     .33      770    .76        --      --
Consumer loans:
  Line of credit.............................      50      .03        76      .06      96     .10       92    .09        --      --
  Secured demand note........................      76      .05        50      .04      60     .06       --     --        --      --
  Share loans................................     170      .11       218      .15     243     .25      384    .38       347    0.34
  Home improvement...........................      --       --  $      3       --       4      --        8    .01        15     .01
                                                        ------   -------   ------  ------  ------  ------- ------   -------  ------
Total loans..................................$159,574   100.00% $135,881   100.00%$98,675  100.00%$100,715 100.00% $102,077  100.00%
                                              =======   ======   =======   ======  ======  ====== ======== ======   =======  ======
Less:
  Premiums and (discounts)...................     345             $  344            $  54           $   76           $   26
  Deferred fees..............................  (1,452)            (1,281)          (1,233)          (1,299)          (1,221)
  Loans in process...........................      --                 --             (433)            (289)            (156)
  Allowance for loan losses..................  (1,234)            (1,036)            (783)            (577)            (455)
                                              -------             ------           ------           ------          -------
  Total loans, net...........................$157,233           $133,908          $96,280          $98,626         $100,271
                                              =======            =======           ======           ======          =======

---------------------
(1)  Does not include $3,925,  $2,558,  $1,155,  $2,147,  and $1,613 of mortgage loans classified as held for sale at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

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

     Adjustable-rate mortgage loans buffer the risks associated with changes in interest rates, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The Company's adjustable-rate loan underwriting policy recognizes these inherent risks and the Company reviews a credit application accordingly. These risks have not had an adverse effect on the Company to date. At December 31, 1999, 5.2% of the Company's mortgage loan portfolio consisted of adjustable-rate loans.

     Home Equity Loans and Home Equity Lines of Credit. The Company originates home equity loans secured by 1- to 4-family residences. Home equity loans are originated as fixed-rate loans with terms from 1 to 15 years. Home equity lines are originated as variable rate loans with terms from 1 to 15 years. These loans reprice with The Wall Street Journal Prime Rate. These loans are made on owner-occupied, 1- to 4-family residences or vacation homes. The loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgages or liens. Home equity loans are generally originated for retention in the Company's loan portfolio.

     Multi-Family and Commercial Real Estate Loans. The Company originates multi-family mortgage loans secured primarily by apartment buildings located in its lending area. The Company makes both adjustable and fixed rate multi-family mortgage loans. The adjustable rate loans generally reprice every five years based on the daily average yield on U.S. Treasury securities adjusted to a constant maturity of five years plus a margin. They may be amortized up to 25 to 30 years with a balloon payment after 10 years. The fixed rate loans are generally 15 year self amortizing loans or 5 to 10 year balloons with up to 25 to 30 year amortizations. These loans are generally made in amounts up to 75% to 80% of the appraised value of the mortgaged property. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. Generally, the Company obtains personal guarantees of the principals of the borrower as additional security for multi-family loans. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 1% to 3 % is usually charged on such loans. The typical multi-family property in the Company's multi-family lending portfolio has between five and 25 dwelling units with an average loan balance of approximately $324,000. The largest multi-family loan as of December 31, 1999 had an outstanding balance of $1.7 million and was secured by 45 dwelling units.

     The Company also originates commercial real estate loans secured by property located within its lending area. The Company's commercial real estate loans are permanent loans secured by improved property such as office buildings, retail stores, industrial facilities and other non-residential buildings. Essentially all originated commercial real estate loans are within the Company's lending area. As of December 31, 1999, the Company had 108 loans secured by commercial real estate, totaling $19.4 million or 12.3% of the Company's total loan portfolio, with an average principal balance of $180,000. None of the 108 loans had principal balances outstanding of over $2.3 million as of December 31, 1999. The largest commercial real estate loan was secured by a hotel with an outstanding balance of $2.3 million on December 31, 1999. This loan represents approximately 7.7% of the Company's $29.9 million multi-family and commercial real estate loans at December 31, 1999. Commercial real estate loans are generally originated in amounts ranging from 70% to 75% of the appraised value of the mortgaged property although sometimes commercial real estate loans are made with an 80% loan to value ratio. The Company makes both adjustable and fixed-rate commercial real estate loans. The adjustable rate loans generally reprice every five years based on the daily average yield on U.S. Treasury Securities adjusted to a constant maturity of five years plus a margin. They may be amortized up to 25 to 30 years with a balloon payment after 10 years. The fixed rate loans are generally 15 year self amortizing loans or 5 to 10 year balloons with up to 25 to 30 year amortizations. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. Generally, the Company obtains personal guarantees of the principals of the borrower as additional security for commercial real estate loans. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 1% to 3% is usually charged on such loans. The Company generally follows the underwriting standards of the secondary market for multi-family and commercial real estate loans when analyzing these loans and requires debt service coverage ratios of 1.15x to 1.40x, depending on the type of property.

     Construction Loans. Most of the Company's construction loans consist of loans to construct single-family properties extended either to individuals or to selected developers with whom the Company is familiar to build such properties on a pre-sold or limited speculative basis. To a lesser extent, the Company provides financing for construction to permanent commercial loan properties. The loan converts to a permanent commercial term loan upon completion of construction. With respect to construction loans to individuals, such loans have a maximum term of twelve months, have fixed or variable rates of interest based upon the prime rate published in The Wall Street Journal plus a margin and have loan to value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the loans convert to permanent residential mortgage loans. Commercial construction loans have a maximum term of 12 to 30 months during the construction period with interest based upon the prime rate published in The Wall Street Journal ("Prime Rate") plus a margin and have loan to value ratios of 75% to 80% or less of the appraised value upon completion. The loans convert to permanent commercial term loans upon completion of construction. The Company also provides construction loans to developers. The majority of construction loans consist of loans to selected local developers with whom the Company is familiar to build single-family dwellings on a pre-sold or, to a significantly lesser extent, on a speculative basis. The Company limits the number of unsold units which a developer may have under construction in a project based on the type of units being constructed. Such loans generally have terms of 18 to 30 months or less, have maximum loan to value ratios of 75% of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the Prime Rate plus a margin adjusted on a monthly basis. The Company also receives origination fees which generally range from 1.0% to 2.0% of the commitment. The borrower is required to fund a portion of the project's costs, the exact amount being determined on a case-by-case basis, loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and which have added to the value of the project. Only interest payments are due during the construction phase and the Company may provide the borrower with an interest reserve from which it can pay the stated interest due thereon. The Company's construction loans include loans to developers to acquire the necessary land, develop the site and construct the residential units ("ADC loans"). At December 31, 1999, residential construction loans totaled $3.9 million or 2.5% of the total loan portfolio, which primarily consisted of construction loans to developers. At December 31, 1999, commercial construction loans totaled $686,000 or .4% of the total loan portfolio.

The Company also will originate ground or land loans, both to an individual to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build speculative homes at a later date. Such loans have terms of 36 months or less with a maximum loan to value ratio of 70% of the lower of appraised value or sale price. The loans are made with floating rates based on the Prime Rate plus a margin. The Company also receives origination fees, which generally range between 1.0% and 2.0% of the loan amount. At December 31, 1999, land loans (including loans to acquire and develop land) totaled $752,000 or .5% of the total loan portfolio. Prior to making a commitment to fund a construction loan, the Company requires an appraisal of the property by an independent state-licensed and qualified appraiser approved by the Board of Directors. In addition, during the term of the construction loan, the project is inspected by an independent inspector. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project, when completed, having a value which is insufficient to assure full repayment. Loans on land may run the risk of adverse zoning changes, environmental or other restrictions on future use.

     Commercial Business Loans. The Company grants commercial business loans directly to business enterprises that are located in its market area. The Company actively targets and markets to small and medium sized businesses. The majority of the loans are for less than $1.0 million. Applications for commercial business loans are obtained from existing commercial customers, branch and customer referrals, direct inquiry and those that are obtained by our commercial lenders. As of December 31, 1999, commercial business loans amounted to $5.5 million or 3.4% of the Company's total loan portfolio. Of this amount $4.1 million or 75% are backed by the full faith and credit of the U.S. Government. The commercial business loans consist of a limited number of commercial lines of credit secured by real estate, some working capital financing secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Company ordinarily have terms of five years or less and fixed rates or adjustable rates tied to the Prime Rate plus a margin. Such loans are generally secured by real estate, receivables, equipment or inventory and are generally backed by personal guarantees of the borrower. Although commercial business loans generally are considered to involve increased credit risk than certain other types of loans, management intends to offer commercial business loans to small, medium sized businesses in an effort to better serve our community's needs, obtain core noninterest-bearing deposits and increase the Company's interest rate spread.

     Loans Secured by Commercial Equipment Leases. The Company previously invested in loans secured by commercial equipment leases from a single entity. During 1996, the borrower declared bankruptcy. On December 27, 1996, the Company entered into an agreement with the trustee for the bankruptcy court whereby the Company will receive approximately 65% of the cash receipts from the collateral principal in exchange for all rights to the collateral. In connection with this agreement, the Company charged-off $1.2 million of the outstanding balance due from the trustee at December 31, 1996. The Company has since discontinued such lending and currently has no plans to re-enter such market. At December 31, 1999 the Company had no outstanding receivable. For the year ended December 31, 1999, the Company received an approximately $80,000 recovery on such loans.

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

     Loan Origination and Other Fees. In addition to interest earned on loans, the Company recognizes service charges which consist primarily of loan application fees, processing fees, and late charges. The Company recognized service charges of $326,000 for the year ended December 31, 1999.

     Loan Maturity Schedules. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $28,790,000, $28,509,000, and $22,489,000 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                        Multi-Family
                           Residential      and
                               and       Commercial
                           Home Equity   Real Estate Construction  Consumer Commercial   Total
                           -----------   ----------- ------------  -------- ----------   -----
                                                    (In Thousands)
Non-performing............  $    223       $    --     $   --        $ --     $  --    $    223
Amounts Due:
Within 3 months...........         3            76                    126       150         355
3 months to 1 Year........       108         2,499      1,680          32        --       4,319

After 1 year:
  1 to 3 years............     1,889         1,997      3,685          22       840       8,433
  3 to 5 years............       981         2,442                              100       3,523
  5 to 10 years...........    20,831        14,664                              180      35,675
  10 to 20 years..........    33,598         7,294                     51     2,226      43,169
  Over 20 years...........    60,917           895                     65     2,000      63,877
                             -------        ------                    ---     -----     -------
Total due after one year..   118,216        27,292      3,685         138     5,346     154,677
                             -------        ------      -----         ---     -----     -------
Total amount due..........  $118,550       $29,867     $5,365        $296    $5,496    $159,574
                             =======        ======      =====         ===     =====     =======

     The following table sets forth the dollar amount of all loans due after December 31, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                                Floating or
                                             Fixed Rates     Adjustable Rates     Total
                                             -----------     ----------------    -------
                                                              (In Thousands)
Residential and home equity..............     $112,018           $ 6,198        $118,216
Multi-family and commercial real estate..       18,023             9,269
Construction.............................        1,029             2,656           3,685
Consumer.................................            1               137             138
Commercial...............................        4,294             1,052           5,346
                                               -------            ------         -------
  Total..................................     $135,365           $19,312        $154,677
                                               =======            ======         =======

     Loan Purchases. In the past, the Company purchased loans from a number of financial institutions. Generally, such loans were fixed-rate loans secured by single family residential loans located in Central and Eastern Pennsylvania, New Jersey, New York and Delaware. At December 31, 1999, $48.2 million of such loans were outstanding. In each transaction, the seller retained the loan servicing. The Company purchased such loans to increase its residential loan portfolio. During 1998, the Company purchased $36 million in fixed rate residential mortgages located in North Jersey and Long Island as part of its leverage program. During 1999, the Company purchased $1.2 million in residential loans in its Community Reinvestment Act ("CRA") assessment area.

     In 1994, the Company agreed to act as a correspondent with a bank in Souderton, Pennsylvania. The correspondent bank originates fixed-rate residential loans based on terms, conditions, fees, and rates posted by the Company. All underwriting conforms to the Company's underwriting guidelines. The Company receives from the correspondent bank a completed application to underwrite and determine whether to issue a loan commitment. At December 31, 1999, the Company had a balance of $1.5 million of such loans outstanding. The Company still maintains this relationship but only to a limited extent.

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

     Purchase and Sale of Commercial, Commercial Real Estate and Construction Loans. As a method of controlling its total exposure to individual borrowers, the Company routinely sells participations in its commercial, commercial real estate and construction loans to other local financial institutions. The Company generally receives between 0.125% and 0.25% of the outstanding balance as a fee for servicing these loans. As of December 31, 1999, the outstanding balance of these loans serviced for others was $5.5 million.

     The Company also purchases participations in these types of loans from local financial institutions in order to diversify its loan portfolio. During 1999, the Company purchased $2.4 million of commercial mortgages from two financial institutions and $4.1 million of commercial loans backed by the full faith and credit of the U.S. government from a broker-dealer.

     Origination,  Purchase and Sale of Loans.  The  following  table sets forth
total  loans  originated,   purchased,  sold,  and  repaid  during  the  periods
indicated.

                                                     Year Ended December 31,
                                  -------------------------------------------------------------
                                     1999        1998          1997        1996         1995
                                  ---------    ---------    ---------    ---------    ---------
Total gross loans receivable at
   beginning of period ........   $ 135,881    $  98,675    $ 100,775    $ 102,077    $  97,677
                                  =========    =========    =========    =========    =========
Loans originated:
  Construction loans ..........       7,512    $     360    $   1,570    $   1,055    $     430
  Residential and home equity .      21,959       26,973       14,795       13,546        7,064
  Multi-family and commercial
    real estate ...............      18,434          438        2,211          810        1,962
  Consumer ....................         228          252          372          368          190
  Commercial ..................       1,925        1,927          707          770         --
                                  ---------    ---------    ---------    ---------    ---------
Total loans originated ........   $  50,058    $  29,950    $  19,655    $  16,549    $   9,646
                                  =========    =========    =========    =========    =========
Loans purchased:
  Residential .................   $   1,161    $  36,098    $   1,088    $   2,360    $   4,363
  Multi-family and commercial
    real estate ...............       2,400         --           --           --          2,897
  Commercial loans ............       4,160         --           --           --           --
  Commercial equipment leases .        --           --           --           --          1,629
                                  ---------    ---------    ---------    ---------    ---------
Total loans purchased .........       7,721       36,098        1,088        2,360        8,889
                                  ---------    ---------    ---------    ---------    ---------
Total loans sold ..............       5,237         --            383         --           --
                                  ---------    ---------    ---------    ---------    ---------
Loan principal repayments .....      28,790       28,509       22,489       16,320       13,984
                                  ---------    ---------    ---------    ---------    ---------
Other (debits less credits) ...         (59)        (333)         (29)      (3,891)        (151)
                                  ---------    ---------    ---------    ---------    ---------
Net loan activity .............   $  23,693    $  37,206    $  (2,100)   $  (1,302)   $   4,400
                                  =========    =========    =========    =========    =========
Total gross loans receivable at
  end of period ...............   $ 159,574    $ 135,881    $  98,675    $ 100,775    $ 102,077
                                  =========    =========    =========    =========    =========

     Loan Commitments. The Company generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The Company also makes loan commitments for non-conforming or commercial real estate loans for up to 90 days, which generally carry additional requirements for funding. The total amount of the Company's commitments to originate loans as of December 31, 1999 was $16.3 million.

     Loan Servicing and Servicing Fees. The Company has retained servicing on loans it has sold to FHLMC and FNMA. The Company also services all of its own loans. As of December 31, 1999, 1998 and 1997, the Company serviced loans for others totaling $1.7 million, $2.3 million, and $3.7 million, respectively. Loan servicing fees have not constituted a material source of income.

Asset Quality

     Non-Performing Assets and Asset Classification. The Company's collection procedures provide that when a loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days, the Company will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as REO until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property at the time that it is transferred to REO is charged to the allowance for losses. Any subsequent write-downs are charged to operations.

     Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue for residential mortgage loans 90 days or more past due, however a reserve is set up for such loans, reversing amounts previously credited to income. Consumer loans generally are charged off when the loan becomes 90 days or more delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     At December 31, 1999, the Company had approximately $460,000 of loans that were 60-89 days delinquent, all of which were secured by residential properties.

     The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. At the dates indicated, the Company had no accruing loans past due 90 days or more and no restructured loans within the meaning of SFAS No. 15.

                                                              At December 31,
                                              ----------------------------------------------
                                              1999      1998       1997      1996      1995
                                              ----      ----       ----      ----      ----
                                                              (In Thousands)
Loans accounted for on a non-accrual basis    $   --    $   --    $   --    $   --    $   --
Accruing loans which are contractually past
  due 90 days or more:
  Residential and home equity .............   $  223    $  393    $  716    $1,357    $1,441
  Construction loans ......................       --        --       109       133
  Multi-family and commercial real estate .       --        --        --     1,533       565
  Consumer ................................       --        --        --        --
Total .....................................   $  223    $  393    $  716    $2,999    $2,139
Real estate owned .........................   $  104    $   82    $  116    $  186    $  227
                                              ======    ======    ======    ======    ======
Total non-performing assets ...............   $  327    $  475    $  832    $3,185    $2,366
                                              ======    ======    ======    ======    ======
Total non-accrual and accrual loans to
  net loans ...............................      .14%      .28%      .74%     3.04%     2.35%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .07%      .09%      .30%     1.08%      .82%
                                              ======    ======    ======    ======    ======

     Non-performing assets decreased $148,000 or 31.2% from 1998 to 1999 due to foreclosure and subsequent liquidation of non-performing assets in addition to normal collections.

     Management of the Company regularly reviews the loan portfolio in order to identify potential problem loans and classifies any potential problem loan as a special mention, substandard, doubtful or loss asset according to the OTS classification of asset regulations.

     OTS regulations provide for savings institutions to classify their loans and other assets as substandard, doubtful, or loss assets. Assets classified as substandard are those inadequately protected by the current net worth and paying capacity of the obligor or the pledged collateral. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses of those classified as substandard with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Assets classified as "loss" are considered uncollectible and of such little value that their continuance as assets without the establishment of a specific reserve is not warranted. Assets that do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention are designated "special mention." Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the asset and increase risk in the future. Assets designated as substandard or doubtful are recorded at fair value. At December 31, 1999, the Company had $706,000 of classified assets, all of which were classified as substandard and none of which were classified as loss. Furthermore, at December 31, 1999, $2.1 million of assets were designated special mention.

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

     While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles ("GAAP") and the Interagency Policy Statement on the Allowance for Loan and Lease Losses issued by the OTS, in conjunction with the Office of the Comptroller of the Currency (the "OCC"), FDIC and the Board of Governors of the Federal Reserve System (the "Board"), there can be no assurance that the applicable regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses, or that changes in the real estate market or local or national economy will not cause the Company to significantly increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings.

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

     The following  table sets forth  information  with respect to the Company's
allowance      for     loan      losses     at     the     dates      indicated:

                                                                             At December 31,
                                               ----------------------------------------------------------------------
                                                    1999          1998           1997          1996           1995
                                               -----------   ------------  -------------  ------------   ------------
                                                                          (Dollars in Thousands)
Total loans outstanding, net(1)...........         $157,233      $133,908      $  96,280       $ 98,626      $100,271
                                                    =======       =======       ========       ========       =======
Average loans outstanding, net(1).........         $144,808      $110,059       $101,472       $101,726      $ 99,194
                                                    =======       =======        =======        =======      ========
Allowance balances
  (at beginning of  period)...............          $ 1,036        $  783         $  577         $  455        $  417
Provision:
  Residential.............................               25           270             37              -            24
  Commercial..............................               55
  Multi-family and commercial real estate.              160             -             83            139            27
  Consumer................................                -             -              -              -            84
Net Charge-offs (recoveries):
  Residential.............................              (42)          (17)           (86)            17            97
  Multi-family and commercial real estate.                -             -              -              -             -
  Consumer................................                -             -              -              -             -
                                                   --------         -----      ---------        -------       -------
Allowance balance (at end of period)......        $   1,234        $1,036     $      783       $    577      $    455
                                                   ========         =====      =========        =======       =======
Allowance for loan losses as a percent
  of total loans outstanding..............              .78%          .77%           .81%           .59%          .45%
Net loans charged off (recovery) as
  a percent of average loans outstanding..              .03%          .01%         (.08)%           .02%          .09%

-----------------------
(1)      Does not include loans available for sale.

     The following table sets forth certain information regarding the allocation of the allowance for loan losses by type.

                                                                           At December 31,
                                ---------------------------------------------------------------------------------------------------
                                      1999                 1998                   1997              1996                 1995
                                ------------------  ---------------------  ------------------ ------------------  -----------------
                                        Percent of            Percent of           Percent of         Percent of         Percent of
                                         Loans to              Loans to             Loans to           Loans to           Loans to
                                          Total                 Total                Total              Total              Total
                                Amount    Loans      Amount     Loans       Amount   Loans     Amount   Loans     Amount   Loans
                                ------    -----      ------     -----       ------   -----     ------   -----     ------   -----
                                                                          (Dollars in Thousands)

Residential and home equity(1) . $  470     77.65%  $  487      86.64%   $   234     82.39%  $  197     81.22%   $  275    79.86%
Multi-family and commercial
  real estate ..................    709     18.72      549      12.91        549     16.87      380     17.54       106    19.79
Consumer loans .................     --      0.19       --       0.25         --      0.41       --      0.48        --     0.35
Commercial loans(2) ............     55      3.44       --       0.20         --      0.33       --      0.76        74       --
  Total allowance .............. $1,234    100.00%  $1,036     100.00%    $  783    100.00%  $  577    100.00%   $  455   100.00%
                                 ======    ======   ======     ======     ======    ======    =====    ======    ======   ======

----------------------
(1)  Includes residential construction loans.
(2) At December 31, 1995, includes loans secured by commercial equipment leases.

Investment Activities

     General. The investment policy of the Company, which is established by senior management and approved by the Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. The current investment goal is to invest available funds in instruments that meet specific requirements of the Company's asset and liability management goals. The investment activities of the Company consist primarily of investments in fixed and adjustable-rate mortgage-backed securities and U.S. Government agency bonds. At December 31, 1999, the Company had a mortgage-backed securities portfolio with a market value of $204.7 million, all of which were classified available for sale. At December 31, 1999, the Company had an investment securities portfolio of approximately $115.5 million consisting of U.S. Government treasury, agency securities, and municipal and equity securities, all of which were classified available for sale.

     Mortgage-Backed Securities. The Company also purchases mortgage-backed securities guaranteed by Government National Mortgage Association ("GNMA") and FNMA and issued by the FHLMC which are secured by fixed-rate and adjustable-rate mortgages. GNMA mortgage-backed securities are pass-through certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans' Affairs ("VA"). The FNMA mortgage-backed securities consist of pass-through certificates and real estate mortgage investment conduits ("REMICs"). FHLMC mortgage-backed securities consist of both REMICs and pass-through certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by savings institutions. As of December 31, 1999, the Company's mortgage-backed securities amounted to $204.7 million, or 36.9% of total assets, all of which are currently classified as available for sale.

     REMICs held by the Company at December 31, 1999 consisted of floating-rate tranche, in the amount of $1.3 million. The interest rate of all of the Company's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. At December 31, 1999, none of these securities are deemed to be "High Risk" according to Federal Financial Institutions Examination Council ("FFIEC") guidelines which have been adopted by the OTS. The securities are primarily companion tranche to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs is allocated to the companion tranche. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranche.

     Investment Securities. Income from investment securities provides a significant source of income for the Company. The Company maintains a portfolio of investment securities such as U.S. government and agency securities, non-governmental securities, municipal bonds, debt and equity investments in financial services firms, FHLB stock and interest-bearing deposits, in addition to the Company's mortgage-backed securities portfolio. The Company is required by federal regulation to maintain a minimum percentage of its liquidity base in the form of qualifying long and short-term liquid assets. Currently, the liquidity requirement is 4.0%. In addition, longer-term corporate, agency and government debt securities may be held subject to similar creditworthiness, ratings and maturity criteria. As of December 31, 1999, the Company's, liquidity ratio was 13.53%. The balance of short-term security investments in excess of regulatory requirements reflects management's response to the significantly increasing percentage of savings deposits with short maturities. It is the intention of management to maintain shorter maturities in the Company's investment portfolio in order to better match the interest rate sensitivities of its assets and liabilities. However, during periods of rapidly declining interest rates, the yield on such investments also declines at a faster rate than does the yield on long-term investments.

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

                                                   At December 31,
                                           ----------------------------
                                              1999       1998      1997
                                              ----       ----      ----
Investment Securities:
 U.S. Treasury Securities..............    $     --   $  5,032  $  5,403
 FHLB and FHLMC bonds (1)..............      13,661     10,154    17,284
 Other agencies(1) (2).................      45,192      8,178     4,168
 Municipal bonds(1)....................      37,129     30,765     8,034
 Mutual funds(3).......................       1,345      1,285     1,222
 Capital trust securities(3)(4)........      11,340     11,647     1,060
 Subordinated debt(3)(4)...............         750        750       250
                                            -------    -------   -------
   Total investment securities.........     109,417     67,811    37,061
                                            -------    -------   -------
Interest-bearing deposits..............      17,703     21,614    15,312
Federal funds sold.....................          --      2,000     2,000
FHLB of Pittsburgh stock...............       8,844      5,344     1,701
Mortgage-backed securities(3)..........     204,706    229,883   111,486
Equity investments(3)(4)...............       6,046      6,592     1,166
                                            -------    -------   -------
   Total Investments...................    $346,716   $333,244  $168,726
                                            =======    =======   =======

------------------------
(1) Classified as available for sale in 1999 due to the adoption of SFAS No. 133 and as held to maturity for all prior years.
(2)  Consists of FNMA, FHLMC, SLMA debentures and certificates of deposit.
(3)  Classified as available for sale and carried at approximate fair value.
(4)  Consists of investments held by the Company and not the Bank.

     Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment securities portfolio at December 31, 1999.

                                                                  As of December 31, 1999
                             One Year or Less   One to Five Years  Five to Ten Years More than Ten Years Total Investment Securities
                            ------------------  -----------------  ----------------- ------------------- ---------------------------
                             Carrying   Average Carrying Average   Carrying Average  Carrying  Average   Carrying  Average  Market
                              Value      Yield   Value    Yield     Value    Yield    Value    Yield      Value    Yield    Value
                              -----      -----   -----    -----     -----    -----    -----    -----      -----    -----    -----
FHLB bonds and notes........$    --         --   $ --      --%   $    --       --%    $13,661     7.29%   $13,661   7.29%  $13,661
Other agencies(1)...........    687       5.25%    --      --      5,799     6.82%     38,706     7.03%    45,192   7.00%   45,192
Municipal bonds(2)..........     --         --     --      --         --               37,129     5.02%    37,129   5.02%   37,129
Subordinated debt ..........     --         --     --      --        750     8.25%         --       --%       750   8.25%      750
Capital securities..........     --         --     --      --      2,385     8.29%      8,955     8.90%    11,340   8.76%   11,340
Mutual funds................  1,345       4.56%    --      --         --       --          --       --%     1,345   4.56%    1,345
Mortgage-backed securities:
  GNMA pass-through.........     --         --     --      --        329     9.25%    108,634     6.59%   108,963   6.60%  108,963
  FNMA pass-through.........     --         --     --      --         --       --      73,806     6.68%    73,806   6.68%   73,806
  FHLMC pass-through........     --         --    314    9.00%     5,160     8.69%     15,142     7.10%    20,616   7.52%   20,616
  FHLMC REMICs..............     --         --     --      --         --       --       1,321     5.97%     1,321   5.97%    1,321
                              -----              ----             ------               ------             -------          -------
  Total..................... $2,032       4.79%  $314    9.00%   $14,423     7.86%   $297,354     6.60%  $314,123   6.65% $314,123
                              =====       ====    ===    ====     ======     ====     =======     ====    =======   ====   =======

--------------------
(1)  Consists of FNMA and FHLMC debentures and certificates of deposit.
(2)  Tax exempt securities are presented on a coupon basis.

     Unrealized holding gains and losses for trading securities are included in earnings. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported net of income tax effect as a separate component of stockholders' equity until realized. Investments classified as held to maturity are accounted for at amortized cost.

Sources of Funds

     General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan and mortgage-backed securities principal repayments, and proceeds from the sale of loans, mortgage-backed securities and investment securities. Loan and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They also may be used on a longer-term basis for general business purposes.

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

     The Company had no brokered certificates of deposit as of December 31, 1999.

     The Company pays interest rates on its certificate accounts which are competitive in its market. Interest rates on deposits are reviewed weekly by management based on a combination of factors, including the need for funds and local competition.

     Deposits in the Company as of December 31, 1999 were represented by various types of savings programs described below.

     Deposit Portfolio. Deposits in the Company as of December 31, 1999, were represented by various types of savings programs described below.


                                                                       Minimum         Balance as of       Percentage of
Category                          Term           Interest Rate(1)   Balance Amount    December 31, 1999    Total Deposits
--------                          ----           ----------------   --------------    -----------------    --------------
                                                                                       (In Thousands)
Regular Savings                   None                2.75%            $   10            $ 32,363             11.06%
Senior Club Savings               None                3.50                500              66,276             22.65
Christmas and Vacation Clubs      None                2.00                 10                 379               .13
NOW Accounts                      None                1.47                 10              17,300              5.91
Money Market Accounts             None                3.64              1,000               8,963              3.06
Non-interest Deposits             None                  --                300               2,580               .88
Certificates of Deposit:

Fixed Term, Fixed Rate            3 Months            3.41                500                 642               .22
Fixed Term, Fixed Rate            6 Months            4.13                500               7,631              2.61
Fixed Term, Fixed Rate            9 Months            6.17                500               4,154              1.42
Fixed Term, Fixed Rate            12 Months           5.08                500              75,305             25.73
Fixed Term, Fixed Rate            15 Months           5.13                500              14,475              4.95
Fixed Term, Fixed Rate            18 Months           5.13                500              35,110             12.00
Fixed Term, Fixed Rate            24 Months           5.17                500               1,561               .53
Fixed Term, Fixed Rate            30 Months           5.32                500              14,279              4.88
Fixed Term, Fixed Rate            60 Months           5.88              1,000              11,601              3.96
                                                                                          -------           -------
                                                                                                             100.00%
                                  Total deposits                                          292,619
                                  Accrued interest
                                    on deposits                                                29
                                                                                          -------
                                  Total                                                  $292,648
                                                                                          =======

-------------------------
(1)  Interest rate offerings as of December 31, 1999.


     Time Deposits by Rate. The following table sets forth the time deposits in the Company classified by interest rate as of the dates indicated.

                                                  As of December 31,
                                         -------------------------------------
                                            1999        1998          1997
                                         ----------   ----------  ------------
                                                    (In Thousands)
Weighted average rate:
3.00-3.99%.............................     $    641    $  6,850      $  9,102
4.00-4.99%.............................       50,538      19,590         4,858
5.00-5.99%.............................       83,115     112,253        91,505
6.00-6.99%.............................       30,464       5,071         5,586
Accrued interest on certificate accounts           4           9            10
                                            --------    --------      --------
  Total................................     $164,762    $143,773      $111,061
                                             =======     =======       =======

     Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1999.

                                                    Amount Due
                       -----------------------------------------------------------------
                          December 31, December 31,  December 31,   December 31,
Interest Rate                 2000        2001          2002           2003       Total
-------------          --------------  ------------ -------------  ------------- -------
                                                   (In Thousands)
2.99% or less..........   $    --      $    --         $   --        $   --     $     --
3.00-3.99%.............       641           --             --            --          641
4.00-4.99%.............    41,699        1,984            855            --       50,538
5.00-5.99%.............    55,875       17,626          2,676         6,938       83,115
6.00-6.99%.............     4,420       25,969             75            --       30,464
Accrued Interest on
Certificate Accounts...         4           --             --            --            4
                          -------       ------         ------         -----      -------
  Total                  $108,639      $45,579         $3,606        $6,938     $164,762
                          =======       ======         ======         =====      =======

     Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                        Certificates
Maturity Period                         of Deposits
---------------                         -----------
                                      (In Thousands)

Within three months................          $ 4,168
Three through six months...........            2,312
Six through twelve months..........            4,057
Over twelve months.................            7,340
                                             -------
                                              17,877
                                             =======


     Savings Deposit Activity. The following table sets forth the savings activities of the Company for the periods indicated:

                                            Year Ended December 31,
                              ------------------------------------------------
                                 1999    1998       1997       1996     1995
                              -------- --------  ---------  --------   -------
                                               (In Thousands)
Deposits..................... $470,393 $434,531   $337,170  $336,937  $305,790
Withdrawals..................  462,753  397,028    335,365   340,105   305,593
Net increase (decrease)
  before interest credited...    7,640   37,503      1,805   (3,168)       197
Deposits sold................        -        -   (37,238)        -          -
Interest credited............    8,589    8,329      9,449     9,532     8,750
                               -------  -------  --------   --------  --------
Net increase (decrease) in
  savings deposits........... $ 16,229 $ 45,832  $(25,984)  $  6,364  $  8,947
                               =======  =======  ========   ========  ========

Borrowings

     Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Company's first mortgage loans and certain other assets. During 1999 and 1998, the Company utilized FHLB borrowings to leverage its balance sheet. The Bank, if the need arises, may also access the FRB discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, the Bank had $175.0 million in advances outstanding from the FHLB of Pittsburgh at fixed rates of interest, all of which were matched to a specific investment at a positive interest rate spread. Most of these advances provide for a prepayment penalty. At December 31, 1999, the Company had other borrowings of $3.0 million from an unaffiliated lender. The borrowing carries a variable interest rate which was 7.5% at December 31, 1999.

     The following table sets forth certain information as to FHLB advances at the dates indicated. Included in the table below is a $1,884,000 Community Investment Program loan ("CIP") from the FHLB of Pittsburgh used to finance the Bank's low income housing project to a developer/manager of Section 8 housing.

                                                 As of and For the
                                               Year Ended December 31,
                                         --------------------------------
                                           1999         1998       1997
                                         --------    ---------   --------
     (Dollars In Thousands)
FHLB advances..........................  $176,884     $106,884     $7,884
Weighted average interest rate of
  FHLB advances........................      5.03%        5.20%      5.53%
Maximum amount of advances at     any
month end..............................  $176,884     $106,884     $7,884
Average amount of advances.............  $154,801     $ 38,884     $7,884
Weighted average interest rate
  of average amount of advances........      5.14%        5.03%      5.53%


Subsidiaries and Joint Venture Activity

     The Company has two wholly-owned subsidiaries, Roxborough Manayunk Bank and TGH Corp. TGH Corp is a Delaware corporation established for the purpose of managing certain investments.

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of December 31, 1999, the Bank was authorized to invest up to approximately $11.1 million in the stock of, or loans to, service corporations (based upon the 2% limitation). As of December 31, 1999, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporations was $137,000.

     The Bank has three wholly owned subsidiary corporations, Montgomery Service Corporation ("MSC"), Ridge Service Corporation ("RSC") and Roxdel Corp. MSC engages in the management of real estate. RSC is presently inactive. Roxdel Corp is a Delaware Corporation established for the purpose of managing certain investments of the Bank.

Personnel

     As of December 31, 1999, the Company had 74 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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

     The Company competes for loans by charging competitive interest rates and loan fees, remaining efficient and providing a wide range of services to its customers. The Company offers all consumer banking services such as checking accounts, certificates of deposit, retirement accounts, consumer and mortgage loans and ancillary services such as safe deposit boxes, convenient offices and drive-up facilities, automated teller machines and overdraft protection. These services help the Company compete for deposits, in addition to offering competitive rates on deposits.

     Legislative and regulatory measures have significantly expanded the range of services which savings institutions can offer the public, such as demand deposits, trust services, and consumer and commercial lending. These changes, combined with increasingly sophisticated depositors, have dramatically increased competition for savings dollars among savings institutions and other types of investment entities, as well as with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. The competition between commercial banks and savings institutions is also increased by allowing banks to acquire healthy savings institutions, imposing similar capital requirements on banks and savings institutions and placing certain investment and other regulatory restrictions on savings institutions which are similar to those imposed on banks. Thus, in the future, the Company, like other savings institutions, will face increased competition to provide savings and lending services and, in order to remain competitive, will have to be innovative and knowledgeable about its market, as well as to continue to exert effective controls over its costs.

Regulation

     Set forth below is a brief description of certain laws which relate to the Bank and the Company. The description is not complete and is qualified in its entirety by references to applicable laws and regulation.

     Recent Developments - Financial Modernization. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a satisfactory CRA rating. No regulatory approval will be required for a FHC to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Board of Governors of the Federal Reserve System (the "Board"). The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a FHC or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a FHC or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the FHC or the bank has at least a satisfactory CRA rating.

     The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. A grandfathered unitary thrift holding company, such as the Company, retains its authority to engage in nonfinancial activities.

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

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. During the year ended December 31, 1999, the Bank Paid $166,000 in deposit insurance premiums, including assessments used to repay the Financing Corporation bond obligation (fico bonds).

     Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

     Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year equal to the net income to date during the calendar year plus the retained net income of the preceding two years. Any additional capital distributions require prior regulatory approval. As of December 31, 1999, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     For the years ended December 31, 1999 and 1998, the dividend payout ratio for the Company was 30.1% and 58.8%, respectively.

     Qualified Thrift Lender Test. Savings institutions are required to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1999, the Bank was in compliance with its QTL requirement with 68.14% of its assets invested in QTIs.

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

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 4% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank met these capital standards at December 31, 1999.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1999:

                                                             Percent of
                                                              Adjusted
                                          Amount               Assets
                                         -------             ----------
                                             (Dollars in Thousands)
Tangible Capital:
Actual capital......................     $57,781                10.6%
Regulatory requirement..............       8,214                 1.5%
                                         -------               -----
Excess..............................     $49,567                 9.1%
                                          ======               =====

Core Capital:
Actual capital......................     $57,781                10.6%
Regulatory requirement..............      16,429                 3.0%
                                         -------               -----
Excess..............................      41,352                 7.6%
                                          ======               =====

Risk-Based Capital:
Actual capital......................     $59,015                30.9%
Regulatory requirement..............      15,296                 8.0%
                                         -------               -----
Excess..............................     $43,719                22.9%
                                          ======               =====


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

                                             Year
                                  Owned     Facility         Net Book
                                   or       Opened or       Value as of
            Office Location       Leased    Acquired     December 31, 1999
---------------------------       ------    --------     -----------------
                                                           (In Thousands)
Main Office                       Owned       1958            $183
6060 Ridge Avenue
Philadelphia, PA  19128

7568 Ridge Avenue                 Owned       1962               7
Philadelphia, PA  19128

8345 Ridge Avenue                 Owned       1974              95
Philadelphia, PA  19128

4370 Main Street                  Leased      1993              35(1)
Philadelphia, PA  19127

Church Lane & Chester Avenue      Owned       1982             124
Yeadon, PA  19050

6503-15 Haverford Avenue          Owned       1982             249
Philadelphia, PA  19151

-------------------------
(1) Includes leasehold improvements. The lease expires on December 31, 1999, with an option to renew to 2004. The Company exercised its option to renew on December 31, 1999.

     As of December 31, 1999, the net book value of land, buildings, furniture, and equipment owned by the Company, less accumulated depreciation totaled $2.9 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters
--------------------------------------------------------------------------------

         The information contained in "Note 17 - Quarterly Financial Data" and "Note 2 - Summary of Significant Accounting Policies - Dividends," both in the Notes to Consolidated Financial Statements in the Corporation's 1999 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference. The Company had approximately 1,054 holders of record as of March 8, 2000.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the sections captioned "Asset and Liability Management" and "Market Risk Analysis" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Company's consolidated financial statements and related notes are included in the Annual Report on pages 19-35 and are incorporated herein by reference.

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

                  1. The consolidated statements of financial conditions of the Company and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999, together with the related notes and the independent auditors' report of Deloitte & Touche LLP independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.       Exhibits

                           The following Exhibits are filed as part of this report:

                    3(i) Articles of Incorporation
                    3(ii) Bylaws*
                    4.1  Shareholder Rights Plan**
                    10.1 1992 Stock Option Plan of  Roxborough-Manayunk  Federal
                         Savings Bank*
                    10.2 1992 Management Stock Bonus Plan of Roxborough-Manayunk
                         Bank*
                    10.3 1994 Stock Option Plan of Roxborough-Manayunk Bank*
                    10.4 1994 Management Stock Bonus Plan of Roxborough-Manayunk
                         Bank*
                    10.5 Employment Agreement with John F. McGill, Jr.
                    10.6 Employment Agreement with Jerry Naessens*

                    10.7 1999 Stock Option Plan ***
                    10.8 1999 Restricted Stock Plan***
                    13   1999 Annual Report to Stockholders (only those portions
                         incorporated  by reference in this  document are deemed
                         filed)
                    21   Subsidiaries of the Registrant
                    23   Consent of Independent Auditors
                    27   Financial Data Schedule (electronic filing only)

         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

----------------
* Incorporated by reference to the identically numbered exhibit to the Registrant's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.
** Incorporated by reference to Exhibit 1 to the Registrant's Form 8-A filed on September 30, 1999.
*** Incorporated by reference to the appropriate exhibit of the Registrant's proxy material filed on June 21, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2000.

                                      THISTLE GROUP HOLDINGS, CO.




                                      By:  /s/John F. McGill, Jr.
                                           ----------------------
                                           John F. McGill, Jr., President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the registrant and in the capacities indicated.




/s/John F. McGill, Jr.                    /s/Jerry A. Naessens
---------------------------------------   --------------------------------------
John F. McGill, Jr.                       Jerry A. Naessens
President, Chief Executive Officer,       Chief Financial Officer and Director
and Chairman                              (Principal Financial and Accounting
(Principal Executive Officer)                Officer)




/s/Francis E. McGill, III
------------------------------------      --------------------------------------
Francis E. McGill, III                    Add B. Anderson, Jr.
Secretary and Director                    Director





---------------------------------------   --------------------------------------
James C. Hellauer                         William A. Lamb
Director                                  Director



/s/Charles A. Murray
Charles A. Murray
Director