Form 10-Q
period 2000-03-31
THISTLE GROUP HOLDINGS CO
filed 2000-05-12
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------

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

                  Yes            X          No       _____
                           -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 12, 2000


                    Class                                   Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                      7,445,332 shares

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX


                                                                            Page
                                                                          Number
PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
Item 1.  Financial Statements and Notes Thereto  ...........................  1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  6
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  9
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.................................................. 11
Item 2.  Changes in Securities.............................................. 11
Item 3.  Defaults upon Senior Securities.................................... 11
Item 4.  Submission of Matters to a Vote of Security Holders................ 11
Item 5.  Other Information.................................................. 11
Item 6.  Exhibits and Reports on Form 8-K................................... 11

                                   SIGNATURES

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                         March 31,       December 31,
                                                                                           2000              1999
                                                                                       (Unaudited)
         ASSETS
         Cash on hand and in banks..............................................          $ 7,739           $19,494
         Interest-bearing deposits..............................................           25,959            17,703
                                                                                           ------            ------
                  Total cash and cash equivalents...............................           33,698            37,197
         Investments available for sale at fair value...........................
                  (amortized cost of $129,141 and $128,729).....................          117,626           115,463
         Mortgage-backed securities available for sale..........................
                  at fair value (amortized cost of $215,931 and $211,304).......          209,155           204,706
         Loans receivable (net of allowance for loan losses of
                  $1,380 and $1,234)............................................          173,744           157,233
         Loans held for sale....................................................            3,869             3,925
         Accrued interest receivable............................................            4,180             3,692
         Federal Home Loan Bank stock - at cost ................................            8,993             8,844
         Real estate acquired through foreclosure - net ........................               93               104
         Office properties and equipment - net .................................            2,963             2,853
         Cash surrender value of life insurance.................................           11,716            11,590
         Prepaid expenses and other assets .....................................              989             1,145
         Deferred income taxes..................................................            7,515             8,007
                                                                                          -------           -------
                  TOTAL ASSETS..................................................         $574,541          $554,759
                                                                                          =======           =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities:
         Deposits ..............................................................         $312,879          $292,619
         Accrued interest payable...............................................              853               835
         Advances from borrowers for taxes and insurance........................            1,183             2,472
         FHLB advances..........................................................          176,884           176,884
         Accounts payable and accrued expenses..................................            4,352             3,790
         Other borrowings.......................................................            2,500             3,000
         Dividends payable .....................................................              448               467
         Accrued income taxes ..................................................              858                32
         Deferred income taxes..................................................               --                --
                                                                                          -------           -------
                  TOTAL LIABILITIES ............................................          499,957           480,099
                                                                                          -------           -------
         Commitments and Contingencies
         Stockholders' Equity:
         Preferred stock, no par value - 10,000,000 shares authorized,
         none issued in 2000 and 1999...........................................               --                --
         Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2000 and  1999;  7,465,332 outstanding  March 31, 2000
         and 7,780,432 outstanding December 31, 1999............................              900               900
         Additional paid-in capital.............................................           93,379            93,400
         Common stock acquired by stock benefit plans ..........................           (7,969)           (8,199)
              Treasury stock at cost, 1,534,657 shares at March 31, 2000 and
               1,219,557 shares at December 31, 1999 ...........................          (13,967)          (11,787)
         Accumulated other comprehensive loss ..................................          (12,070)          (13,108)
         Retained earnings - partially restricted ..............................           14,311            13,454
                                                                                          -------           -------
                  Total stockholders' equity ...................................           74,584            74,660
                                                                                          -------           -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................         $574,541          $554,759
                                                                                          =======           =======

         See notes to unaudited consolidated financial statements.
                                        1

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                                      For the Three Months
                                                                                                          Ended March 31,
                                                                                                          ---------------
                                                                                                      2000           1999
INTEREST INCOME:
   Interest on loans ...........................................................................   $     3,331    $     2,749
   Interest on mortgage-backed securities ......................................................         3,486          3,414
   Interest and dividends on investments .......................................................         2,730          1,607
                                                                                                   -----------    -----------
          Total interest income ................................................................         9,547          7,770
                                                                                                   -----------    -----------

INTEREST EXPENSE:
   Interest on deposits ........................................................................         3,284          2,853
   Interest on borrowed money ..................................................................         2,446          1,447
                                                                                                   -----------    -----------
          Total interest expense ...............................................................         5,730          4,300
                                                                                                   -----------    -----------

NET INTEREST INCOME ............................................................................         3,817          3,470

PROVISION FOR LOAN LOSSES ......................................................................           120             30
                                                                                                   -----------    -----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES ................................................................................         3,697          3,440
                                                                                                   -----------    -----------
OTHER INCOME:
  Service charges and other fees ...............................................................           107             99
  Loss on sale of real estate owned ............................................................           (25)             -
  Gain on sale of mortgage-backed securities ...................................................           173              -
  Gain on sale of loans.........................................................................            23              -
  Gain on sale of investments ..................................................................             -              2
  Rental income ................................................................................            29             47
  Miscellaneous other income ...................................................................            31              -
                                                                                                   -----------    -----------
          Total other income ...................................................................           338            148
                                                                                                   -----------    -----------
OTHER EXPENSES:
   Salaries and employee benefits ..............................................................         1,285          1,015
   Occupancy and equipment .....................................................................           319            265
   Federal insurance premium ...................................................................            15             42
   Professional fees ...........................................................................            84            119
   Advertising and promotion ...................................................................            91             29
   Other .......................................................................................           564            451
                                                                                                   -----------    -----------
          Total other expenses .................................................................         2,358          1,921
                                                                                                   -----------    -----------

INCOME BEFORE INCOME TAXES .....................................................................         1,677          1,667
                                                                                                   -----------    -----------

INCOME TAXES ...................................................................................           372            462
                                                                                                   -----------    -----------
NET INCOME .....................................................................................   $     1,305    $     1,205
                                                                                                   ===========    ===========

BASIC EARNINGS PER SHARE .......................................................................   $       .18    $       .16
DILUTED EARNINGS PER SHARE .....................................................................   $       .18    $       .15

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC .........................................................................     7,071,192      7,690,169
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED .......................................................................     7,102,610      7,857,438

See notes to unaudited consolidated financial statements

                THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (Unaudited)

                                                                           For the
                                                                         Three Months
                                                                        Ended March 31,
                                                                        2000       1999
                                                                     --------    --------
OPERATING ACTIVITIES:
Net income ........................................................  $  1,305    $  1,205
Adjustments to reconcile income to net cash provided
   by operating activities:
   Provision for loan losses ......................................       120          30
   Depreciation ...................................................       145         105
   Amortization of stock benefit plans ............................       239         109
Amortization of net premiums (discounts) on:
   Loans purchased ................................................        26          38
   Investments ....................................................      (337)       (386)
   Mortgage-backed securities .....................................       243         399
Gain on sale of loans .............................................       (23)
Gain on sale of investments .......................................        --          (2)
Gain on sale of mortgage-backed securities ........................      (173)         --
Loss on sale of real estate owned..................................        25          --
(Increase) decrease in other assets ...............................      (483)      1,162
Increase (decrease) in other liabilities ..........................     1,344        (287)
                                                                     --------    --------
Net cash provided by operating activities .........................     2,431       2,373
                                                                     --------    --------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities .....................................     4,666      18,085
   Loans ..........................................................     9,306       8,737
Loans originated ..................................................   (21,132)     (6,527)
Loans acquired ....................................................    (4,800)     (1,650)
Purchases of:
    Investments ...................................................       (80)    (26,979)
    Mortgage-backed securities ....................................   (26,980)     (9,990)
    Office properties and equipment ...............................      (255)        (42)
    FHLB Stock ....................................................      (149)     (1,000)
Proceeds from the sale of loans ...................................        23          --
Proceeds from sale of investments .................................        --       3,011
Proceeds from the sale of mortgage-backed securities ..............    17,617          --
Proceeds from sale of real estate owned ...........................        11          --
Maturities and calls of investments ...............................        --         500
                                                                     --------    --------
Net cash  used in investing activities ............................   (21,773)    (15,855)
                                                                     --------    --------
FINANCING ACTIVITIES:
Net increase in deposits ..........................................    20,260         181
Net decrease in advances from borrowers for
   taxes and insurance ............................................    (1,289)     (1,042)
Net increase in FHLB advances .....................................        --      20,000
Decrease in other borrowings ......................................      (500)         --
Purchase of treasury stock ........................................    (2,180)    (10,837)
Net proceeds from exercise of stock options .......................        --         214
Cash dividends ....................................................      (448)       (402)
                                                                     --------    --------
Net cash provided by financing activities .........................    15,843       8,114
                                                                     --------    --------
Net decrease in cash and cash equivalents .........................    (3,499)     (5,368)
Cash and cash equivalents, beginning of period ....................    37,197      26,136
                                                                     --------    --------
Cash and cash equivalents, end of period ..........................    33,698    $ 20,768
                                                                     ========    ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed ......................  $  5,712    $  4,211
Income taxes paid .................................................        --          46
Noncash transfers from loans to real estate owned .................        25          27


See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

         NOTE 1 - PRINCIPLES OF CONSOLIDATION

         Thistle Group Holdings, Co., organized in March of 1998, has three wholly owned subsidiaries; TGH Corp., TGH Securities, and Roxborough Manayunk Bank. Roxborough Manayunk Bank has three wholly owned subsidiaries; Roxdel Corp., Montgomery Service Corp. and Ridge Service Corp. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders for the year ended December 31, 1999.

         NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

         Investments at March 31, 2000 and December 31, 1999 consisted of the following:

                                                                      March 31, 2000                      December 31, 1999
                                                                Amortized         Approximate       Amortized            Approximate
                                                                   Cost           Fair Value          Cost                Fair Value
                                                                   ----           ----------          ----                ----------
         U.S. Treasury securities and securities
          of U.S. government agencies -
         1 to 5 years....................................       $  3,000            $  2,828          $3,000                $2,834
         5 to 10 years...................................          3,015               2,944           3,017                 2,965
         More than 10 years..............................         42,000              39,110          42,000                38,706
         FHLB and FHLMC Bonds - more than 10 years.......         17,931              14,368          17,622                13,661
         Municipal bonds - more than 10 years............         41,653              38,497          41,613                37,129
         Mutual funds....................................          1,365               1,365           1,345                 1,345
         Capital trust securities........................         12,890              11,091          12,900                11,340
         Equity investments..............................          5,841               5,977           5,795                 6,046
         Other...........................................          1,446               1,446           1,437                   750
                                                                --------            --------        --------              --------
         Total...........................................       $129,141            $117,626        $128,729              $115,463
                                                                ========            ========        ========              ========

         NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

         Mortgage-backed securities at March 31, 2000 and December 31, 1999 consisted of the following:

                                                                     March 31, 2000                       December 31, 1999
                                                                Amortized        Approximate       Amortized          Approximate
                                                                  Cost            Fair Value          Cost             Fair Value
                                                                  ----            ----------          ----             ----------
         GNMA pass-through certificates...................      $123,336            $120,377        $111,825             $108,963
         FNMA pass-through certificates...................        71,943              68,348          77,567               73,801
         FHLMC pass-through certificates..................        19,290              19,085          20,550               20,621
         FHLMC real estate mortgage investment conduits...         1,362               1,345           1,362                1,321
                                                               ---------          ----------      ----------           ----------
         Total............................................      $215,931            $209,155        $211,304             $204,706
                                                                ========            ========        ========             ========

         NOTE 5 - LOANS RECEIVABLE

         Loans receivable at March 31, 2000 and December 31, 1999 consisted of the following:

                                                                     March 31, 2000        December 31, 1999
                                                                     --------------        -----------------
         Mortgage loans:
                  1-4 family residential......................          $112,961                  $110,032
                  Commercial real estate......................            37,487                    29,867
         Home equity lines of credit and improvement loans....             8,617                     8,518
         Commercial non-mortgage loans........................            10,614                     5,496
         Construction loans - net.............................             6,356                     5,365
         Loans on savings accounts............................               170                       170
         Consumer loans.......................................               128                       126
                                                                        --------                  --------
                  Total Loans.................................           176,333                   159,574
                                                                        --------                  --------
         Plus: unamortized premiums...........................               344                       373
         Less:
                  Net discounts on loans purchased............               (26)                      (28)
                  Deferred  loan fees.........................            (1,527)                   (1,452)
                  Allowance for loan losses...................            (1,380)                   (1,234)
                                                                        --------                  --------
         Total                                                           $173,744                 $157,233
                                                                         ========                 ========

         NOTE 6- DEPOSITS

         The major types of deposits by amounts and percentages were as follows:

                                                       March 31, 2000                    December 31, 1999
                                                 Amount         % of Total          Amount             % of Total
                                                 ------         ----------          ------             ----------
         NOW accounts and
            transaction checking............    $21,023             6.7%           $19,880                 6.8%
         Money Market Demand accounts.......      9,919             3.2%             8,963                 3.1%
         Passbook accounts..................     96,626            30.9%            99,018                33.8%
         Certificate accounts...............    185,311            59.2%           164,758                56.3%
                                               --------           ------          --------               ------
         Total                                 $312,879           100.0%          $292,619               100.0%
                                               ========           ======          ========               ======

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

         NOTE 8 - COMPREHENSIVE INCOME (LOSS)

         For the three months ended March 31, 2000, the Company reported total comprehensive income of $2.3 million. For the three month period of the prior year the Company reported total comprehensive income of $326,000. Other comprehensive income consisted of unrealized gains or losses, net of taxes, on available for sale securities for the three month periods ended March 31, 2000 and 1999 and a reclassification adjustment for gains included in net income for the three month periods ended March 31, 2000 and 1999.

         NOTE 9 - DIVIDENDS

         On March 16, 2000, the Company declared a dividend of $.06 per share payable April 14, 2000 to stockholders of record on March 31, 2000.

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

         The Bank is a federally chartered stock savings bank. The Bank serves the Pennsylvania counties of Philadelphia and Delaware through its transactional web site RMBgo.com and a network of six offices, providing a full range of retail banking services, with emphasis on the origination of one-to-four family residential mortgages.

         The Bank is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate and purchase loans secured by one to four-family residences, existing multi-family residential and nonresidential real estate. In addition, the Bank originates consumer loans, such as home equity loans and home equity lines of credit. Such loans generally provide for higher interest rates and shorter terms than single-family residential real estate loans.

         Comparison of Financial Condition
         ---------------------------------

         The Company had total assets of $574.5 million as of March 31, 2000, representing an increase of $19.8 million from the balance of $554.8 million as of December 31, 1999. The increase was due mainly to an increase in loans receivable of $17 million funded by $20 million in new deposits during the quarter.

         Cash and cash equivalents decreased $3.5 million or 9.4% from $37.2 million at December 31, 1999 to $33.7 million at March 31, 2000 primarily due to the purchase of mortgage-backed securities and the repurchase of stock.

         Investments increased $2.2 million or 2% from $115.5 million at December 31, 1999 to $117.6 million at March 31, 2000 primarily due to a decrease in the unrealized loss of $1.8 million.

         Mortgage-backed securities increased $4.4 million or 2% from $204.7 million at December 31, 1999 to $209.2 at March 31, 2000. This increase was the result of $27.0 million in purchases offset by $4.7 million in repayments and sales of $17.6 million.

         Loans increased $16.5 million or 10.5% from $157.2 million at December 31, 1999 to $173.7 million at March 31, 2000. This increase was the result of $21.1 million of originations including $14.8 million of non-residential loans, and $4.8 million in non-residential loan purchases, offset by principal repayments of $9.3 million.

         Deposits increased $20.3 million or 6.9% from $292.6 million at December 31, 1999 to $312.9 million at March 31, 2000. Certificates of deposit increased $20.6 million, passbook accounts decreased $2.4 million and NOW accounts, transactions checking and money market accounts increased $2.1 million.

         FHLB Advances remained unchanged at $176.9 million at March 31, 2000.

         Total stockholders' equity decreased $76,000 or less than 1% from $74.7 million at December 31, 1999 to $74.6 million at March 31, 2000 primarily due to the repurchase of 315,100 shares at an average cost of $6.93 per share and dividends declared of $448,000 offset by net income for the quarter of $1.3 million and to a decrease in the accumulated other comprehensive loss of $1.0 million due to improvement in the mark to market adjustment on securities available for sale, as required by Financial Accounting Standards Board Statement No. 115. Any movement in general market conditions, including interest rates, competition and credit quality could result in a material fluctuation on the Company's available for sale portfolio, and thus its stockholders' equity.

         Non-performing Assets
         ---------------------

         The following table sets forth information regarding non-performing loans and real estate owned.

                                                    At              At
                                             March 31, 2000   December 31, 1999
                                             ---------------  -----------------
                                                 (Dollars in Thousands)
    Total non-performing loans ..............   $  283            $  223
    Real estate owned .......................       93               104
                                                ------            ------

    Total non-performing assets .............   $  376            $  327
                                                ======            ======

    Total non-performing loans to
    total loans .............................      .18%              .14%

    Total non-performing assets to
    total assets ............................      .07%              .07%

    Allowance for loan loss .................   $1,380            $1,234

    Allowance for loan losses as a percentage
    of total non-performing assets ..........      367%              377%

    Allowance for loan losses as a percentage
    of total non-performing loans ...........      488%              553%

    Allowance for loan losses as a percentage
    of total average loans ..................      .85%              .85%

         Comparison of Operations for the Three Month Periods Ended March 31,
         --------------------------------------------------------------------
         2000 and 1999
         -------------

         Net Income. Net income for the three months ended March 31, 2000 increased $100,000 or 8.3% from $1.2 million at March 31, 1999 to $1.3 million at March 31, 2000. The increase for the three-month period is due to an increase in net interest income of $347,000, and increase of $190,000 in other income offset by an increase of $437,000 in non-interest expense.

         Total Interest Income. Interest income for the three months ended March 31, 2000 increased $1.8 million or 22.9% over the quarter ended March 31, 1999 due primarily to an increase of $74.1 million in the average balance of interest-earning assets and an increase in the average yield of 41 basis points.

         Total Interest Expense. Interest expense for the three months ended March 31, 2000 increased $1.4 million or 33.3% over the quarter ended March 31, 1999 due primarily to an increase of $88.7 million in the average balance of interest-bearing liabilities and to a lesser extent by an increase of 37 basis points in the average cost of funds.

         Net Interest Income. Net interest income for the three months ended March 31, 2000 increased $347,000 or 10.0% over the quarter ended March 31, 1999 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, increased by 3 basis points to 2.27% for the three months ended March 31, 2000 from 2.24% for the same period in 1999.

         Provision for Losses on Loans. The provision for losses on loans for the three months ended March 31, 2000 totaled $120,000 compared to $30,000 for the same period in 1999 due mainly to increased loan growth. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control. Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         Other Income. Other income for quarter ended March 31, 2000 increased $190,000 over the quarter ended March 31, 1999 due primarily to gains on the sales of mortgage-backed securities available for sale to improve the duration and yield of the investment portfolio.

         Other Expenses. Other expenses increased $437,000 or 22.7% for the quarter ended March 31, 2000 over the quarter ended March 31, 1999. Salaries and employee benefits increased $270,000 due to compensation expense related to the restricted stock plan which began to vest in July 1999, addition of personnel and normal salary increases. Occupancy and equipment costs increased $54,000 due to additional depreciation on current year purchases of office and computer equipment. Federal insurance premiums decreased $27,000 due to a decrease in the assessment rate. Professional fees decreased $35,000 due mainly to cost savings in the second year of being a public company. Advertising and promotion increased $62,000 as the Company began a focused strategic marketing effort in the latter half of 1999 which included, among other things, additional media costs for creation and placement of new print ads to a larger geographic area. Other expense increased $113,000 due to costs associated with the management of investments at the Delaware holding companies, an increase in capital stock tax and small increases in operating costs.

         Income Tax Expense. Income tax expense for the quarter ended March 31, 2000 was $372,000 or 22.2% of pre-tax income as compared to $462,000 or 27.7% for the quarter ended March 31, 1999. The primary reason for the decrease in the effective tax rate was the reduction in state taxes resulting from purchases of tax-exempt securities. The Company has employed various strategies to reduce both federal and state income taxes.

         Liquidity and Capital Resources
         -------------------------------

         On March 31, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                    Amount          Percent
                                                    -------         -------
                                                           (in Thousands)
         Tangible capital......................     $58,333           10.31%
         Tangible capital requirement..........      11,314            1.50%
                                                    -------           -----
         Excess over requirement...............     $47,019            8.81%
                                                    =======           =====

         Core capital..........................     $58,333           10.31%
         Core capital requirement..............      22,628            3.00%
                                                    -------           -----
         Excess over requirement...............     $35,705            7.31%
                                                    =======           =====


         Risk based capital....................     $59,713           29.63%
         Risk based capital requirement........      16,122            8.00%
                                                    -------           -----
         Excess over requirement...............     $43,591           21.63%
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

         The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended March 31, 2000, the Company originated $21.1 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $ 31.8 million during the three-month period ended March 31, 2000. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

         The Company has other sources of liquidity if a need for additional funds arises. In 1999, the Company utilized FHLB advances to leverage its balance sheet. In addition, other sources of liquidity can be found in the Company's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

         The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 14.1% at March 31, 2000.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $33.7 million.

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2000, the Company had $19.9 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of March 31, 2000 totaled $141.8 million. Management believes that a significant portion of such deposits will remain with the Company.

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

         Additional Key Operating Ratios
         -------------------------------
                                                                  For the
                                                            Three Months Ended
                                                                  March 31,
                                                                  ---------
                                                            2000(1)      1999(1)
         Return on average assets....................         .92%          .98%
         Return on average equity....................        7.14%         5.33%
         Yield on average interest-earning assets....        7.02%         6.61%
         Cost of average interest-bearing liabilities        4.74%         4.37%
         Interest rate spread (2)....................        2.27%         2.24%
         Net interest margin.........................        2.81%         2.95%

                                         At March 31, 2000  At December 31, 1999
                                         -----------------  --------------------
         Tangible book value per share         $9.99               $9.60

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

         The Company constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Company are priced competitively in order to meet the Company's asset/liability management objectives and spread requirements. As of March 31, 2000, the Company's savings accounts, checking accounts and money market deposit accounts totaled $127.6 million or 40.8% of its total deposits. The Company believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II


         ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceeding on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2000 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 19, 2000 the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

                    Nominee                     For             Withheld
                    -------                     ---             --------
                    Francis E. McGill, III    6,270,614   98.1% 119,079   1.9%
                    Add B. Anderson, Jr.      6,270,351   98.1% 119,342   1.9%

           With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

                    6,310,516 (For)            63,842 (Against) 15,335 (Abstain)
                    ----------                 ------           ------
                      83.4%                      .8%              .2%


         ITEM 5.  OTHER INFORMATION

         None


         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following Exhibits are filed as part of this report:

27       Financial Data Schedule (electronic filing only)


(b)      Reports on Form 8-K

                  On February 9, 2000, the Registrant filed a Form 8-K (Items 5 and 7) announcing that it had organized a broker/dealer to conduct business as TGH Securities.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THISTLE GROUP HOLDINGS, CO.



         Date: May  12, 2000  By:        /s/ John F. McGill, Jr
                                         ----------------------
                                         John F. McGill, Jr.
                                         President and Chief Executive  Officer
                                         (Principal Executive Officer)




         Date: May 12,  2000  By:        /s/Jerry Naessens
                                         -----------------
                                         Jerry Naessens
                                         Chief Financial Officer
                                         (Principal Financial Officer)