Form 10-Q
period 2000-06-30
THISTLE GROUP HOLDINGS CO
filed 2000-08-09
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               --------------------   -----------------------

                         Commission file number 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     23-2960768
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)

 6060 Ridge Avenue,  Philadelphia, Pennsylvania             19128
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (215) 483-2800
--------------------------------------------------------------------------------

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

                  Yes            X          No
                           -----------          ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 11, 2000


          Class                                                Outstanding
--------------------------------------------------------------------------------
  $.10 par value common stock                               7,415,161 shares

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

Item 1.  Financial Statements and Notes Thereto  .........................   3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  14
Item 2.  Changes in Securities............................................  14
Item 3.  Defaults upon Senior Securities..................................  14
Item 4.  Submission of Matters to a Vote of Security Holders..............  14
Item 5.  Other Information................................................  14
Item 6.  Exhibits and Reports on Form 8-K.................................  14

SIGNATURES

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                               June 30, 2000    Dec 31, 1999
                                                                                (unaudited)
                                                                                -----------    ------------
ASSETS
Cash on hand and in banks..............................................          $ 3,431          $ 19,494
Interest-bearing deposits..............................................           21,910            17,703
                                                                                --------          --------
         Total cash and cash equivalents...............................           25,341            37,197
Investments available for sale at fair value
         (amortized cost of $129,161 and $128,729).....................          117,381           115,463
Mortgage-backed securities available for sale at fair value
         (amortized cost of $215,321 and $211,304).....................          209,391           204,706
Trading Securities.....................................................           13,160                 -
Loans receivable (net of allowance for loan losses of
         $1,486 and $1,234)............................................          186,910           157,233
Loans held for sale....................................................            3,808             3,925
Accrued interest receivable............................................            4,010             3,692
Federal Home Loan Bank stock - at cost ................................            8,844             8,844
Real estate acquired through foreclosure - net ........................              116               104
Office properties and equipment - net .................................            2,966             2,853
Cash surrender value of life insurance.................................           11,883            11,590
Prepaid expenses and other assets .....................................            1,392             1,145
Deferred income taxes..................................................            7,332             8,007
                                                                                 -------           -------
         TOTAL ASSETS..................................................         $592,534          $554,759
                                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits ..............................................................         $318,314          $292,619
Accrued interest payable...............................................              860               835
Advances from borrowers for taxes and insurance........................            1,899             2,472
FHLB advances..........................................................          176,884           176,884
Accounts payable and accrued expenses..................................           11,063             3,790
Other borrowings.......................................................            7,060             3,000
Dividends payable .....................................................              445               467
Accrued income taxes ..................................................               15                32
                                                                                 -------           -------
         TOTAL LIABILITIES ............................................          516,540           480,099
                                                                                 -------           -------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2000 and 1999...........................................                -                 -
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2000 and  1999;  7,415,161 outstanding June 30, 2000
and 7,780,432 outstanding December 31, 1999............................              900               900
Additional paid-in capital.............................................           93,358            93,400
Common stock acquired by stock benefit plans ..........................           (7,727)           (8,199)
     Treasury stock at cost, 1,584,828 shares at June 30, 2000 and
      1,219,557 shares at December 31, 1999 ...........................          (14,296)          (11,787)
Accumulated other comprehensive loss ..................................          (11,687)          (13,108)
Retained earnings - partially restricted ..............................           15,446            13,454
                                                                                 -------           -------
         Total stockholders' equity ...................................           75,994            74,660
                                                                                 -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................         $592,534          $554,759
                                                                                 =======           =======

See notes to unaudited consolidated financial statements.

Thistle Group Holdings, Co. and subsidiaries
     CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS)
             (Unaudited)

                                                                            For the Three Months            For the Six Months
                                                                               Ended June 30,                  Ended June 30,
                                                                         -------------------------     --------------------------
                                                                              2000            1999           2000           1999
INTEREST INCOME:
   Interest on loans .................................................   $     3,693    $     2,782    $     7,024    $     5,531
   Interest on mortgage-backed securities ............................         3,646          3,360          7,132          6,774
   Interest and dividends on investments .............................         2,735          2,169          5,465          3,776
                                                                         -----------    -----------    -----------    -----------
          Total interest income ......................................        10,074          8,311         19,621         16,081
                                                                         -----------    -----------    -----------    -----------
INTEREST EXPENSE:
   Interest on deposits ..............................................         3,618          2,864          6,902          5,717
   Interest on borrowed money ........................................         2,527          1,824          4,973          3,271
                                                                         -----------    -----------    -----------    -----------
          Total interest expense .....................................         6,145          4,688         11,875          8,988
                                                                         -----------    -----------    -----------    -----------
NET INTEREST INCOME ..................................................         3,929          3,623          7,746          7,093

PROVISION FOR LOAN LOSSES ............................................           120            120            240            150
                                                                         -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES ......................................................         3,809          3,503          7,506          6,943
                                                                         -----------    -----------    -----------    -----------
OTHER INCOME:
  Service charges and other fees .....................................           114            114            221            213
  (Loss) gain on sale of real estate owned ...........................            (9)             6            (34)             6
  Gain (loss)  on sale of mortgage-backed securities..................             -            (16)           173            (16)
  Gain on sale of loans ..............................................             -              -             23              -
  Gain on sale of investments ........................................           333            259            333            261
  Rental income ......................................................            44             37             73             84
  Trading revenues from brokerage operations .........................           114              -            114              -
  Miscellaneous other income .........................................            19              -             50              -
                                                                         -----------    -----------    -----------    -----------
          Total other income .........................................           615            400            953            548
                                                                         -----------    -----------    -----------    -----------
OTHER EXPENSES:
   Salaries and employee benefits ....................................         1,284          1,038          2,588          2,053
   Occupancy and equipment ...........................................           343            276            666            541
   Federal insurance premium .........................................            15             43             30             85
   Professional fees .................................................            91            155            177            274
   Advertising and promotion .........................................            70             56            161             85
   Other .............................................................           603            499          1,142            950
                                                                         -----------    -----------    -----------    -----------
          Total other expenses .......................................         2,406          2,067          4,764          3,988
                                                                         -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES ...........................................         2,018          1,836          3,695          3,503
                                                                         -----------    -----------    -----------    -----------
INCOME TAXES .........................................................           438            427            810            889
                                                                         -----------    -----------    -----------    -----------
NET INCOME ...........................................................   $     1,580    $     1,409    $     2,885    $     2,614
                                                                         ===========    ===========    ===========    ===========

BASIC EARNINGS PER SHARE .............................................          $.23           $.19           $.41           $.35
DILUTED EARNINGS PER SHARE ...........................................          $.23           $.19           $.41           $.35

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ...............................................     6,877,771      7,314,902      6,974,481      7,483,232
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED .............................................     6,909,325      7,410,652      7,005,967      7,610,123

See notes to unaudited consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
            (IN THOUSANDS)
             (Unaudited)
                                                          For the Six Months
                                                             Ended June 30
                                                           2000         1999
                                                           ----         ----
OPERATING ACTIVITIES:
Net income ...........................................  $  2,885    $  2,614
Adjustments to reconcile income to net cash provided
   by operating activities:
   Provision for loan losses .........................       240         150
   Depreciation ......................................       294         211
   Amortization of stock benefit plans ...............       444         188
Amortization of net premiums (discounts) on:
   Loans purchased ...................................        21          38
   Investments .......................................      (669)       (645)
   Mortgage-backed securities ........................       439         817
Gain on sale of loans ................................       (23)          -
Gain on sale of investments ..........................      (333)       (261)
(Gain) loss on sale of mortgage-backed securities ....      (173)         16
Net increase in trading securities ...................   (13,160)          -
Loss (gain)  on sale of real estate owned ............        34          (6)
(Increase) decrease in other assets ..................      (738)        765
Increase (decrease) in other liabilities .............     7,216      (1,126)
                                                        --------    --------
Net cash (used in) provided by operating activities ..    (3,523)      2,761
                                                        --------    --------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities ........................    10,013      31,639
   Loans .............................................    16,184      16,539
Loans originated .....................................   (35,704)    (20,090)
Loans acquired .......................................   (10,373)     (3,810)
Purchases of:
    Investments ......................................      (263)    (62,320)
    Mortgage-backed securities .......................   (31,914)    (39,285)
    Office properties and equipment ..................      (407)       (174)
    FHLB Stock .......................................      (149)     (2,500)
Proceeds from the sale of loans ......................        23           -
Proceeds from sale of investments ....................       833       4,653
Proceeds from the sale of mortgage-backed securities .    17,617      27,728
Proceeds from sale of real estate owned ..............        27           6
Maturities and calls of investments ..................         -         764
                                                        --------    --------
Net cash  used in investing activities ...............   (34,113)    (46,850)
                                                        --------    --------
FINANCING ACTIVITIES:
Net increase in deposits .............................    25,695       2,154
Net decrease in advances from borrowers for
   taxes and insurance ...............................      (573)       (587)
Net increase in FHLB advances ........................         -      50,000
Net increase in other borrowings .....................     4,060           -
Purchase of treasury stock ...........................    (2,509)    (13,149)
Net proceeds from exercise of stock options ..........         -         214
Cash dividends .......................................      (893)       (790)
                                                        --------    --------
Net cash provided by financing activities ............    25,780      37,842
                                                        --------    --------
Net decrease in cash and cash equivalents ............   (11,856)     (6,247)
Cash and cash equivalents, beginning of period .......    37,197      26,136
                                                        --------    --------
Cash and cash equivalents, end of period .............    25,341      19,889
                                                        ========    ========

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed .........    11,850       8,768
Income taxes paid ....................................       546         467
Noncash transfers from loans to real estate owned ....        85          45

See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

Thistle Group Holdings, Co., (the "Company") organized in March of 1998, has three wholly owned subsidiaries; TGH Corp., TGH Securities, and Roxborough Manayunk Bank (the "Bank"). Roxborough Manayunk Bank has three wholly owned subsidiaries; Roxdel Corp., Montgomery Service Corp. and Ridge Service Corp. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the periods three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders for the year ended December 31, 1999.

NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

Investments at June 30, 2000 and December 31, 1999 consisted of the following:

                                                             June 30, 2000                       December 31, 1999
                                                       Amortized         Approximate       Amortized          Approximate
                                                         Cost            Fair Value          Cost             Fair Value
                                                        --------         ----------        ---------          ----------
U.S. Treasury securities and securities
 of U.S. government agencies -
1 to 5 years....................................       $      -            $      -          $3,000               $2,834
5 to 10 years...................................          6,014               5,783           3,017                2,965
More than 10 years..............................         42,000              39,070          42,000               38,706
FHLB and FHLMC Bonds - more than 10 years.......         18,244              14,895          17,622               13,661
Municipal bonds - 5 to 10 years.................            153                 153               -                    -
Municipal bonds - more than 10 years............         41,691              38,588          41,613               37,129
Mutual funds....................................          1,385               1,385           1,345                1,345
Capital trust securities........................         12,873              10,856          12,900               11,340
Equity investments..............................          5,345               5,195           5,795                6,046
Other...........................................          1,456               1,456           1,437                1,437
                                                       --------            --------        --------             --------
Total...........................................       $129,161            $117,381        $128,729             $115,463
                                                       ========            ========        ========             =========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at June 30, 2000 and December 31, 1999 of the following:

                                                            June 30, 2000                       December 31, 1999
                                                      Amortized          Approximate       Amortized          Approximate
                                                         Cost            Fair Value           Cost            Fair Value
                                                      ---------          ----------        ---------          ----------
GNMA pass-through certificates...................      $120,116            $117,599        $111,825             $108,963
FNMA pass-through certificates...................        70,053              66,850          77,567               73,801
FHLMC pass-through certificates..................        18,856              18,699          20,550               20,621
FHLMC real estate mortgage investment conduits...         6,296               6,243           1,362                1,321
                                                       --------            --------        --------             --------
Total............................................      $215,321            $209,391        $211,304             $204,706
                                                       ========            ========        ========             ========

NOTE 5 - TRADING SECURITIES

Trading Securities are securities owned by TGH Securities, a wholly-owned broker/dealer subsidiary of Thistle Group Holdings, Co. Trading securities are carried at fair value. These securities generally consist of short term municipal notes and bonds. Gains and losses both realized and unrealized are included in operating income.

NOTE 6 - LOANS RECEIVABLE

Loans receivable at June 30, 2000 and December 31, 1999 consisted of the following:

                                                           June 30, 2000    December 31. 1999
                                                           -------------    ----------------
Mortgage loans:
         1-4 family residential......................          $117,058          $110,032
         Commercial real estate......................            48,069            29,867
Home equity lines of credit and improvement loans....             8,639             8,518
Commercial non-mortgage loans........................             8,465             5,496
Construction loans - net.............................             7,060             5,365
Loans on savings accounts............................               201               170
Consumer loans.......................................               130               126
                                                               --------          --------
         Total Loans.................................           189,622           159,574
                                                               --------          --------
Plus: unamortized premiums...........................               350               373
Less:
         Net discounts on loans purchased............               (24)              (28)
         Deferred  loan fees.........................            (1,552)           (1,452)
         Allowance for loan losses...................            (1,486)           (1,234)
                                                               --------         ---------
Total                                                          $186,910          $157,233
                                                                =======          ========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                           June 30, 2000              December 31, 1999
                                        Amount    % of Total       Amount        % of Total
                                        ------    ----------       ------        ----------
NOW accounts and
   transaction checking............    $21,980         6.9%       $19,880           6.8%
Money Market Demand accounts.......      9,660         3.0%         8,963           3.1%
Passbook accounts..................     96,932        30.5%        99,018          33.8%
Certificate accounts...............    189,742        59.6%       164,758          56.3%
                                      --------       ------      --------        -------
Total                                 $318,314         100%      $292,619         100.0%
                                      ========       =======      ========       =======

NOTE 8 - EARNINGS PER SHARE

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

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2000, the Company reported total comprehensive income of approximately $2,000 and $4,300, respectively. For the three and six month periods of the prior year the Company reported total comprehensive loss of $4,500 and 4,200 respectively. Other comprehensive income consisted of unrealized gains or losses, net of taxes, on available for sale securities and reclassification adjustments for gains included in net income.

NOTE 10 - DIVIDENDS

On June 22, 2000, the Company declared a dividend of $.06 per share payable July 14, 2000 to stockholders of record on June 30, 2000.

NOTE 11 - BRANCH ACQUISITIONS

On May 23, 2000, the Bank signed a definitive agreement with Crown Bank, FSB to purchase its branch office located in Wilmington, Delaware including the real property, approximately $20 million in certain loans, and the assumption of approximately $52 million in deposit liabilities.

On May 25, 2000, the Bank signed a definitive agreement with Wilmington Trust of Pennsylvania to purchase four branch offices from Wilmington Trust located in Lionville, Media, Westtown, and West Chester, Pennsylvania including real property and the assumption of approximately $59 million in deposit liabilities.

The Bank anticipates paying a deposit premium of approximately 7.8% of total deposits assumed in these two transactions. The acquisition of these five new branches is expected to be completed by the end of the third quarter.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, new legislation and regulations, year 2000 issues, and general market conditions. Thistle Group Holdings, Co. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On May 26, 2000, TGH Securities commenced operations. Also, on May 23 and May 25, 2000, the Bank entered into two separate agreements to purchase a total of five branches in Eastern Pennsylvania. The Branch transactions are expected to be completed by the end of the third quarter.

Comparison of Financial Condition

The Company had total assets of $592.5 million as of June 30, 2000, representing an increase of $37.8 million from the balance of $554.8 million as of December 31, 1999. The increase was due mainly to an increase in loans receivable of $30 million funded by $26 million in deposit growth during the quarter.

Cash and cash equivalents decreased $11.9 million or 32% from $37.2 million at December 31, 1999 to $25.3 million at June 30, 2000 as it was no longer necessary to keep the higher balance for Y2K concerns.

Investments increased $1.9 million or 2% from $115.5 million at December 31, 1999 to $117.4 million at June 30, 2000 primarily due to a decrease in the unrealized loss of $1.5 million.

Trading securities were $13.2 million at June 30, 2000. Such securities were the product of the activities of TGH Securities, which began operations during the quarter ended June 30, 2000.

Mortgage-backed securities increased $4.7 million or 2% from $204.7 million at December 31, 1999 to $209.4 at June 30, 2000. This increase was the result of $31.9 million in purchases offset by $10.0 million in repayments and sales of $17.6 million.

Loans increased $29.7 million or 19% from $157.2 million at December 31, 1999 to $186.9 million at June 30, 2000. This increase was the result of $35.7 million of originations including $18 million of non-residential loans, and $9.2 million in non-residential loan purchases, offset by principal repayments of $16.2 million. During the quarter the Bank engaged an independent firm to provide additional detailed loan review and asset quality reports two times a year to monitor asset quality and adherence to the Bank's underwriting standards.

Deposits increased $25.7 million or 9% from $292.6 million at December 31, 1999 to $318.3 million at June 30, 2000. Certificates of deposit increased $25 million, passbook accounts decreased $2.1 million and NOW accounts, transactions checking and money market accounts increased $2.8 million.

Accounts payable and accrued expenses increased $7.3 million and other borrowings increased $4.1 million due mainly to activity at TGH Securities. Amounts represent monies borrowed for securities purchased and due to brokers/dealers for securities purchased.

Total stockholders' equity increased $1.3 million or 2% from $74.7 million at December 31, 1999 to $76 million at June 30, 2000 primarily due to the repurchase of 390,271 shares at an average cost of $6.88 per share and dividends declared of $893 offset by net income for the six months ended of $2.9 million and to a decrease in the accumulated other comprehensive loss of $1.4 million due to improvement in the mark to market adjustment on securities available for sale, as required by Financial Accounting Standards Board Statement No. 115. Any movement in general market conditions, including interest rates, competition and credit quality could result in a material fluctuation on the Company's available for sale portfolio, and thus its stockholders' equity.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                              At                  At
                                          June 30, 2000     December 31, 1999
                                        --------------      -----------------
                                                (Dollars in Thousands)

Total non-performing loans .................   $  211          $  223
Real estate owned ..........................      116             104
                                               ------          ------
Total non-performing assets ................   $  327          $  327
                                               ======          ======
Total non-performing loans to
total loans ................................      .11%            .14%

Total non-performing assets to
total assets ...............................      .06%             .07%

Allowance for loan loss ....................   $1,486          $1,234

Allowance for loan losses as a percentage
of total non-performing assets .............      422%            377%

Allowance for loan losses as a percentage
of total non-performing loans ..............      704%            553%

Allowance for loan losses as a percentage
of total average loans .....................      .87%            .85%

Comparison of Operations for the Three and Six Month Periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

Net Income. Net income for the three and six months ended June 30, 2000 increased $171,000 or 12.1% and $271,000 or 10.3%, respectively, over the same periods in 1999. The increase for the three-month period is due to an increase in net interest income of $306,000, and increase of $215,000 in other income offset by an increase of $339,000 in non-interest expense. The increase for the six month period is due to an increase in net interest income of $563,000, and an increase of $405,000 in other income, offset by an increase of $776,000 in non-interest expense.

Total Interest Income. Interest income for the three months ended June 30, 2000 increased $1.8 million or 21% over the quarter ended June 30, 1999 due primarily to an increase of $64.4 million in the average balance of interest-earning assets and an increase in the average yield of 48 basis points. Interest income for the six months ended June 30, 2000 increased $3.5 million or 22% over the quarter ended June 30, 1999 due to an increase of $69.3 million in the average balance of interest-earning assets and an increase in the average yield of 45 basis points.

Total Interest Expense. Interest expense for the three months ended June 30, 2000 increased $1.5 million or 31% over the quarter ended June 30, 1999 due primarily to an increase of $73.0 million in the average balance of interest-bearing liabilities and an increase of 52 basis points in the average cost of funds. Interest expense for the six months ended June 30, 2000 increased $2.9 million or 32% over the same period of the prior year due to an increase of $80.8 million in the average balance of interest-bearing liabilities and to an increase of 45 basis points in the average cost of funds.

Net Interest Income. Net interest income for the three months ended June 30, 2000 increased $306,000 or 8% over the quarter ended June 30, 1999 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 4 basis points to 2.28% for the three months ended June 30, 2000 from 2.32% for the same period in 1999. Net interest income for the six months ended June 30, 2000 increased $653,000 or 9% as compared to the same period of the prior year due to the reasons discussed above. The net interest spread for the current six month period remained relatively constant from the prior year.

Provision for Losses on Loans. The provision for losses on loans for the three and six months ended June 30, 2000 totaled $120,000 and $240,000, respectively, as compared to $120,000 and $150,000 for the same periods in 1999. The increase is attributable to the increase in the loan portfolio as well as a change in the composition of the portfolio. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control. Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Other income for quarter ended June 30, 2000 increased $215,000 over the quarter ended June 30, 1999 due primarily to trading revenues of $114,000 from TGH Securities and a gain on the sale of a portion of the Company's equity securities of $333,000, offset by a gain on the sale of equity securities in the prior year's quarter of $259,000. Non-interest income for the six months ended June 30, 2000 increased $405,000 over the same period of the prior year due to the reasons discussed above as well as to a gain on the sale of mortgage-backed securities of $173,000 to improve the duration and yield of the investment portfolio.

Other Expenses. Other expenses increased $339,000 or 16% for the quarter ended June 30, 2000 over the quarter ended June 30, 1999. Salaries and employee benefits increased $246,000 due to compensation expense related to the restricted stock plan which began to vest in July 1999, addition of personnel and normal salary increases offset somewhat by the termination of the pension plan in December 1999. Occupancy and equipment costs increased $67,000 due to additional depreciation on current year purchases of office and computer equipment. Federal insurance premiums decreased $28,000 due to a decrease in the assessment rate. Professional fees decreased $64,000 as there were additional legal fees in the quarter ended June 1999 related to the adoption of the Restricted Stock and Option Plans. Other expense increased $104,000 due to costs associated with sales training for all employees, operating expenses for TGH Securities, the management of investments at the Delaware holding companies, an increase in capital stock tax and small increases in operating costs.

Other expense increased $776,000 or 19% for the six months ended June 30, 2000 over the same period of the prior year. Salaries and employee benefits increased $535,000, occupancy and equipment increased $125,000, and federal insurance premiums decreased $55,000 due mainly to the reasons discussed above. Professional fees decreased $97,000 due to the reason discussed above as well as to cost savings in the second year of being a public company. Advertising and promotion increased $76,000 as the Company began a focused strategic marketing effort in the latter half of 1999 which included among other things additional media costs for creation and placement of new print ads to a larger geographic area. Other expenses increased $192,000 due to the reasons discussed above.

Income Tax Expense. Income tax expense for the quarter ended June 30, 2000 was $438,000 or 22% of pre-tax income as compared to $427,000 or 23% for the quarter ended June 30, 1999. Income tax expense for the six months ended June 30, 2000 was $810,000 or 22% of pre-tax income as compared to $889,000 or 25% of pre-tax income for the same period of the prior year.

         Liquidity and Capital Resources

     On June 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount             Percent
                                              -------            -------
                                                     (in Thousands)
Tangible capital..........................    $58,857               10.32%
Tangible capital requirement..............     11,405                1.50%
                                              -------             --------
Excess over requirement...................    $47,452                8.82%
                                              =======             ========

Core capital..............................    $58,857               10.32%
Core capital requirement..................     22,810                3.00%
                                              -------             --------
Excess over requirement...................    $36,047                7.32%
                                              =======             ========


Risk based capital........................    $60,343               28.85%
Risk based capital requirement............     16,678                8.00%
                                              -------             --------
Excess over requirement...................    $43,665               20.85%
                                              =======             ========

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended June 30, 2000, the Company originated $14.6 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $10.5 million during the three-month period ended June 30, 2000. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company has other sources of liquidity if a need for additional funds arises. In 1999, the Company utilized FHLB advances to leverage its balance sheet. In addition, other sources of liquidity can be found in the Company's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 10.7% at June 30, 2000.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $25.3 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2000, the Company had $16.5 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of June 30, 2000 totaled $104.4 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Ratios
-------------------------------

                                                           For the                            For the
                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------

                                                   2000(1)       1999(1)                2000(1)     1999(1)
Return on average assets....................        1.08%         1.09%                  1.01%       1.03%
Return on average equity....................        8.56%         6.52%                  7.86%       5.91%
Yield on average interest-earning assets....        7.21%         6.73%                  7.12%       6.67%
Cost of average interest-bearing liabilities        4.93%         4.41%                  4.84%       4.39%
Interest rate spread (2)....................        2.28%         2.32%                  2.28%       2.29%
Net interest margin.........................        2.81%         2.93%                  2.81%       2.94%

                                                               At June 30, 2000         At December 31, 1999
                                                               ----------------         --------------------
Tangible book value per share                                       $10.25                     $9.60

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

The Company constantly monitors its deposits in an effort to decrease their interest rate sensitivity. Rates of interest paid on deposits at the Company are priced competitively in order to meet the Company's asset/liability management objectives and spread requirements. As of June 30, 2000, the Company's savings accounts, checking accounts and money market deposit accounts totaled $128.6 million or 40.4% of its total deposits. The Company believes, based on historical experience, that a substantial portion of such accounts represent non-interest rate sensitive core deposits.

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

There were no significant changes for the six months ended June 30, 2000 from the information presented in the Form 10K for December 31, 1999, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceeding on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 2000 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2000, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

             Nominee                    For               Withheld
       ----------------------    ----------------     ---------------

       Francis E. McGill, III    6,270,614   98.1%     119,079   1.9%
       Add B. Anderson, Jr.      6,270,351   98.1%     119,342   1.9%

         With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

            6,310,516 (For)         63,842 (Against)       15,335 (Abstain)
           -----------------        -----------------      -----------------
                83.4%                    .8%                   .2%

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following Exhibits are filed as part of this report:

          27   Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K

          On May 26, 2000, the Registrant filed a Form 8-K (Items 5 and 7) announcing that it had signed a definitive agreement with Crown Bank, FSB to purchase its branch office in Wilmington, Delaware and also signed a definitive agreement with Wilmington Trust of Pennsylvania to purchase four branch offices located in Lionville, Media, Westtown and West Chester, Pennsylvania.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THISTLE GROUP HOLDINGS, CO.



Date: August 9, 2000      By:    /s/John F. McGill, Jr.
                                 -------------------------------
                                 John F. McGill, Jr.
                                 President and Chief Executive  Officer
                                 (Principal Executive Officer)




Date: August 9, 2000      By:    /s/Jerry Naessens
                                  -------------------------------
                                 Jerry Naessens
                                 Chief Financial Officer
                                 (Principal Financial Officer)