Form 10-Q
period 2000-09-30
THISTLE GROUP HOLDINGS CO
filed 2000-11-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

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

         Yes        X                   No
              -------------                  -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 2000.

                  Class                                     Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                         7,213,161

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Financial Statements and Notes Thereto.........................3

    Item 2.    Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................................9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk....13

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings.............................................14
    Item 2.    Changes in Securities.........................................14
    Item 3.    Defaults upon Senior Securities...............................14
    Item 4.    Submission of Matters to a Vote of Security Holders...........14
    Item 5.    Other Information.............................................14
    Item 6.    Exhibits and Reports on Form 8-K..............................14

SIGNATURES        ...........................................................15

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                  September 30, 2000       December 31, 1999
                                                                                     (unaudited)
                                                                                   ----------------         --------------
ASSETS
Cash on hand and in banks.......................................................      $     4,177             $    19,494
Interest-bearing deposits.......................................................           22,953                  17,703
                                                                                           ------                  ------
                  Total cash and cash equivalents...............................           27,130                  37,197
Investments available for sale at fair value
                  (amortized cost of $132,029 and $128,729).....................          121,284                 115,463
Mortgage-backed securities available for sale at fair value
                  (amortized cost of  $246,923 and $211,304)....................          243,962                 204,706
Trading securities..............................................................            4,059                       -
Loans receivable (net of allowance for loan losses of
                  $1,562 and $1,234)............................................          198,704                 157,233
Loans held for sale.............................................................            3,770                   3,925
Accrued interest receivable.....................................................            4,640                   3,692
FHLB stock - at cost ...........................................................            7,344                   8,844
Real estate acquired through foreclosure - net .................................               74                     104
Office properties and equipment - net ..........................................            7,055                   2,853
Cash surrender value of life insurance..........................................           11,961                  11,590
Excess of cost over fair value of net assets acquired...........................            7,579                       -
Prepaid expenses and other assets ..............................................            1,381                   1,145
Deferred income taxes...........................................................            5,979                   8,007
                                                                                      -----------             -----------
                  TOTAL ASSETS..................................................      $   644,922             $   554,759
                                                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits          ..............................................................      $   405,269             $   292,619
Accrued interest payable........................................................            1,003                     835
Advances from borrowers for taxes and insurance.................................            1,787                   2,472
FHLB advances     ..............................................................          146,884                 176,884
Accounts payable and accrued expenses...........................................            8,184                   3,790
Other borrowings  ..............................................................            2,000                   3,000
Dividends payable ..............................................................              515                     467
Accrued income taxes ...........................................................               31                      32
                                                                                      -----------             -----------
                  TOTAL LIABILITIES ............................................          565,673                 480,099
                                                                                      -----------             -----------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2000 and 1999....................................................                -                       -
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2000 and 1999; 7,360,161 outstanding September 30, 2000
and 7,780,432 outstanding December 31, 1999.....................................              900                     900
Additional paid-in capital .....................................................           93,344                  93,400
Common stock acquired by stock benefit plans ...................................           (7,473)                 (8,199)
Treasury stock at cost, 1,639,828 shares at September 30, 2000 and
1,219,557 shares at December 31, 1999 ..........................................          (14,750)                (11,787)
Accumulated other comprehensive loss ...........................................           (9,044)                (13,108)
Retained earnings - partially restricted .......................................           16,272                  13,454
                                                                                      -----------             -----------
                  Total stockholders' equity ...................................           79,249                  74,660
                                                                                      -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................      $   644,922             $   554,759
                                                                                      ===========             ===========

See notes to unaudited consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                      -------------------               -------------------
                                                                       2000          1999                 2000            1999
INTEREST INCOME:
   Interest on loans.....................................           $ 3,999      $  2,882             $ 11,023        $  8,413
   Interest on mortgage-backed securities................             4,206         3,443               11,338          10,217
   Interest and dividends on investments.................             2,708         2,599                8,173           6,375
                                                                   ---------    ---------             ---------      ---------
       Total interest income.............................            10,913         8,924               30,534          25,005
                                                                   ---------    ---------             ---------      ---------

INTEREST EXPENSE:
   Interest on deposits..................................             4,175         2,894               11,077           8,611
   Interest on borrowed money............................             2,594         2,273                7,567           5,544
                                                                   ---------    ---------             ---------      ---------
       Total interest expense............................             6,769         5,167               18,644          14,155
                                                                   ---------    ---------             ---------      ---------

NET INTEREST INCOME                                                   4,144         3,757               11,890          10,850

PROVISION FOR LOAN LOSSES................................               120            45                  360             195
                                                                   ---------    ---------             ---------      ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................             4,024         3,712               11,530          10,655
                                                                   ---------    ---------             ---------      ---------
OTHER INCOME:
   Service charges and other fees........................               144            91                  365             267
   (Loss) gain on sale of real estate owned..............                --            (5)                 (34)              1
   Gain (loss)  on sale of mortgage-backed securities....                --            --                  173             (16)
   Gain on sale of loans.................................                --            --                   23              --
   Gain (loss) on sale of investments....................                --           (10)                 333             251
   Rental income.........................................                40            35                  113             119
   Trading revenues from brokerage operations............               351            --                  465              --
   Miscellaneous other income............................               142            35                  192              72
                                                                   ---------    ---------             ---------      ---------
       Total other income................................               677           146                1,630             694
                                                                   ---------    ---------             ---------      ---------

OTHER EXPENSES:
   Salaries and employee benefits........................             1,552         1,186                4,140           3,239
   Occupancy and equipment...............................               423           324                1,089             865
   Federal insurance premium.............................                17            40                   47             125
   Professional fees.....................................               119           187                  296             461
   Advertising and promotion.............................               102            80                  263             165
   Amortization of excess of cost over fair value
   of assets acquired....................................                96             -                   96               -
   Other.................................................               722           459                1,864           1,409
                                                                   ---------    ---------             ---------      ---------
       Total other expenses..............................             3,031         2,276                7,795           6,264
                                                                   ---------    ---------             ---------      ---------

INCOME BEFORE INCOME TAXES...............................             1,670         1,582                5,365           5,085
                                                                   ---------    ---------             ---------      ---------

INCOME TAXES.............................................               329           292                1,139           1,181
                                                                   --------     ---------            ---------       ---------
NET INCOME...............................................           $ 1,341      $  1,290             $  4,226        $  3,904
                                                                   ========     =========            =========       =========

BASIC EARNINGS PER SHARE.................................              $.20          $.18                 $.61            $.53
DILUTED EARNINGS PER SHARE...............................              $.20          $.18                 $.61            $.52

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................         6,838,169     7,164,407            6,929,044       7,374,802
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................         6,875,715     7,211,456            6,962,550       7,473,618

See notes to unaudited consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                              2000                1999
                                                                                              ----                ----
OPERATING ACTIVITIES:
Net income..................................................................               $ 4,226             $ 3,904
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Provision for loan losses................................................                   360                 195
   Depreciation.............................................................                   480                 336
   Amortization of stock benefit plans......................................                   633                 397
   Amortization of excess of cost over fair value of assets acquired........                    96                   -
Amortization of net premiums (discounts) on:
   Loans purchased..........................................................                    37                  22
   Investments..............................................................                (1,011)               (967)
   Mortgage-backed securities...............................................                   629               1,186
Gain on sale of loans.......................................................                   (23)                  -
Gain on sale of investments.................................................                  (333)               (250)
(Gain) loss on sale of mortgage-backed securities...........................                  (173)                 16
Net increase in trading securities..........................................                (4,059)                  -
Loss (gain)  on sale of real estate owned...................................                    34                  (1)
Increase in other assets....................................................                (9,068)                (42)
Increase (decrease) in other liabilities....................................                 4,566                (585)
                                                                                           -------             --------
Net cash (used in) provided by operating activities.........................                (3,606)              4,211
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................                16,108              40,141
   Loans....................................................................                26,381              22,308
Loans originated............................................................               (56,758)            (31,129)
Loans acquired..............................................................               (11,024)             (4,560)
Increase in loans resulting from branch acquisitions........................                  (340)                  -
Purchases of:
   Investments .............................................................                (2,788)            (64,474)
   Mortgage-backed securities...............................................               (69,801)            (59,279)
   Office properties and equipment..........................................                (1,148)               (435)
   FHLB Stock...............................................................                  (149)             (3,500)
Increase in office properties/equipment resulting from branch acquisitions..                (3,534)                  -
Proceeds from the sale of loans.............................................                    23                   -
Proceeds from sale of investments...........................................                   833               5,164
Proceeds from the sale of mortgage-backed securities........................                17,617              27,728
Proceeds from the sale of FHLB stock........................................                 1,500                   -
Proceeds from sale of real estate owned.....................................                    25                   6
Maturities and calls of investments.........................................                     -                 833
                                                                                           -------             -------
Net cash used in investing activities.......................................               (83,055)            (67,197)
FINANCING ACTIVITIES:
Net increase in deposits....................................................                17,673               2,671
Increase in deposits resulting from branch acquisitions.....................                94,977                 ---
Net decrease in advances from borrowers for taxes and insurance.............                  (685)               (584)
Net (decrease) increase in FHLB advances....................................               (30,000)             70,000
Net (decrease) increase in other borrowings.................................                (1,000)              3,000
Purchase of treasury stock..................................................                (2,963)            (13,149)
Purchase of restricted stock plan shares....................................                     -              (2,761)
Net proceeds from exercise of stock options.................................                     -                 300
Cash dividends..............................................................                (1,408)             (1,258)
                                                                                           --------            --------
Net cash provided by financing activities...................................                76,594              58,219
                                                                                           -------             -------
Net decrease in cash and cash equivalents...................................               (10,067)             (4,767)
Cash and cash equivalents, beginning of period..............................                37,197              26,136
                                                                                           -------             -------
Cash and cash equivalents, end of period....................................                27,130              21,369
                                                                                           =======             =======
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed                                               $18,476             $13,788
Income taxes paid                                                                              846                 767
Noncash transfers from loans to real estate owned                                               85                  89
Noncash transfer of investments held to maturity to investments available for                    -              54,129
sale

See notes to unaudited consolidated financial statements

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

Thistle Group Holdings, Co., (the "Company") organized in March of 1998, has three wholly owned subsidiaries; TGH Corp., TGH Securities, and Roxborough Manayunk Bank (the "Bank"). The Bank has three wholly owned subsidiaries: Roxdel Corp., Montgomery Service Corp. and Ridge Service Corp. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders for the year ended December 31, 1999.

NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

Investments at September 30, 2000 and December 31, 1999 consisted of the following:

                                                            September 30, 2000                      December 31, 1999
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
U.S. Treasury securities and securities
of U.S. government agencies -
1 to 5 years.......................................                                           $    3,000         $    2,834
5 to 10 years......................................    $    6,012         $     5,869              3,017              2,965
More than 10 years.................................        42,000              39,457             42,000             38,706
FHLB and FHLMC Bonds - more than 10 years..........        18,561              15,384             17,622             13,661
Municipal bonds - 5 to 10 years....................           153                 153
Municipal bonds - more than 10 years...............        44,222              41,542             41,613             37,129
Mutual funds.......................................         1,410               1,410              1,345              1,345
Capital trust securities...........................        12,860              10,749             12,900             11,340
Equity investments.................................         5,345               5,254              5,795              6,046
Other..............................................         1,466               1,466              1,437              1,437
                                                       ----------         -----------         ----------         ----------
Total..............................................    $  132,029         $   121,284         $  128,729         $  115,463
                                                       ==========         ===========         ==========         ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at September 30, 2000 and December 31, 1999 consisted of the following:

                                                            September 30, 2000                      December 31, 1999
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
GNMA pass-through certificates.....................    $  145,090         $   144,101         $  111,825         $  108,963
FNMA pass-through certificates.....................        76,371              74,351             77,567             73,801
FHLMC pass-through certificates....................        19,372              19,412             20,550             20,621
FHLMC real estate mortgage investment conduits.....         1,362               1,326              1,362              1,321
FHLMC collateralized mortgage obligations..........         4,728               4,772
                                                       ----------         -----------         ----------         ----------
Total..............................................    $  246,923         $   243,962         $  211,304         $  204,706
                                                       ==========         ===========         ==========         ==========

NOTE 5 - TRADING SECURITIES

Trading Securities are securities owned by TGH Securities, a wholly owned broker/dealer subsidiary of the Company. Trading securities are carried at fair value. These securities generally consist of short-term municipal notes and bonds. Gains and losses both realized and unrealized are included in operating income.

NOTE 6 - LOANS RECEIVABLE

Loans receivable at September 30, 2000 and December 31, 1999 consisted of the following:

                                                              September 30, 2000  December 31, 1999
                                                              ------------------  -----------------
Mortgage loans:
         1-4 family residential...............................        $  116,910         $  110,032
         Commercial real estate...............................            54,978             29,867
Home equity lines of credit and improvement loans.............            10,090              8,518
Commercial non-mortgage loans.................................            14,256              5,496
Construction loans - net......................................             4,528              5,365
Loans on savings accounts.....................................               622                170
Consumer loans    ............................................               131                126
                                                                      ----------         ----------
         Total loans..........................................           201,515            159,574
                                                                      ----------         ----------
Plus: unamortized premiums....................................               333                373
Less:
         Net discounts on loans purchased.....................               (22)               (28)
         Deferred loan fees...................................            (1,560)            (1,452)
         Allowance for loan losses............................            (1,562)            (1,234)
                                                                      -----------        ----------
Total                                                                 $  198,704         $  157,233
                                                                      ==========         ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                                        September 30, 2000                       December 31, 1999
                                                      Amount         % of Total               Amount          % of Total
                                                      ------         ----------               ------          ----------
NOW accounts and
   transaction checking                           $   38,726               9.6%           $   19,880                6.8%
Money Market Demand accounts                          26,349               6.5%                8,963                3.1%
Passbook accounts                                    104,781              25.8%               99,018               33.8%
Certificate accounts                                 235,413              58.1%              164,758               56.3%
                                                     -------              -----           ----------               -----
Total                                             $  405,269             100.0%           $  292,619              100.0%
                                                  ==========             ======           ==========              ======

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2000, the Company reported total other comprehensive income of approximately $2,600 and $4,100, respectively. For the three and nine month periods of the prior year, the Company reported total comprehensive loss of $2,800 and $7,700 respectively. Other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains included in net income.

NOTE 10 - DIVIDENDS

On September 20, 2000 the Company declared a dividend of $.07 per share payable October 13, 2000 to stockholders of record on September 30, 2000.

NOTE 11 - BRANCH ACQUISITIONS

On May 23, 2000, the Bank signed a definitive agreement with Crown Bank, FSB to purchase its branch office located in Wilmington, Delaware including the real property, approximately $20 million in certain loans, and the assumption of approximately $52 million in deposit liabilities. The transaction closed on September 9, 2000. No loans were purchased at closing.

On May 25, 2000, the Bank signed a definitive  agreement with  Wilmington  Trust
Company of Pennsylvania to purchase four branch offices from Wilmington Trust located in Lionville, Media, Westtown, and West Chester, Pennsylvania including real property and the assumption of approximately $59 million in deposit liabilities. The transaction closed on August 4, 2000.

The branch acquisitions have been accounted for under the purchase method of accounting. The allocation of purchase price is preliminary pending final valuation of the fair market value of the assets acquired and the liabilities assumed.

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

The Bank is a federally chartered stock savings bank. The Bank serves the counties of Philadelphia, Chester and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware through a network of eleven offices and its transactional web site RMBgo.com, and provides a full range of retail banking services, with emphasis on the origination of one-to-four family residential mortgages.

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

On August 7, 2000, the Bank opened its four banking offices located in Lionville, Media, West Chester, and Westtown which were acquired from Wilmington Trust Company of Pennsylvania and on September 11, 2000 the Bank opened its Wilmington, Delaware office which was purchased from Crown Bank, FSB.

Comparison of Financial Condition
---------------------------------

The Company had total assets of $644.9 million as of September 30, 2000, representing an increase of $90.2 million from the balance of $554.8 million as of December 31, 1999. The increase was due mainly to an increase in loans receivable of $41.5 million and an increase in mortgage-backed securities of $39.3 million primarily funded by increased deposits of $112.6 million through internal growth and deposits acquired through branch acquisitions.

Cash and cash equivalents decreased $10.1 million or 27% from $37.2 million at December 31, 1999 to $27.1 million at September 30, 2000 as it was no longer necessary to keep the higher balance for year 2000 concerns.

Investments increased $5.8 million or 5% from $115.5 million at December 31, 1999 to $121.3 million at September 30, 2000 primarily due to purchases of $2.8 million and a decrease in the unrealized loss of $2.5 million

Trading securities were $4.1 million at September 30, 2000. Such securities were the product of the activities of TGH Securities, which began operations during the nine months, ended September 30, 2000.

Mortgage-backed securities increased $39.3 million or 19% from $204.7 million at December 31, 1999 to $244.0 million at September 30, 2000. This increase was the result of $69.8 million in purchases and a decrease in the unrealized loss of $3.6 million offset by $16.1 million in repayments and sales of $17.6 million.

Loans increased $41.5 million or 26% from $157.2 million at December 31, 1999 to $198.7 million at September 30, 2000. This increase was the result of $57.1 million of originations including $35.4 million of non-residential loans, and $11.0 million in non-residential loan purchases, offset by principal repayments of $26.4 million.

Office properties and equipment increased $4.2 million or 147% from $2.9 million at December 31, 1999 to $7.1 million at September 30, 2000. The increase was due mainly to the purchase of real estate and fixed assets related to the branch acquisitions. In addition there was an increase in computer and other equipment purchased in connection with the acquisitions.

Excess of cost over fair value of assets acquired recorded in connection with the branch transactions totaled $7.7 million representing an aggregate deposit premium of approximately 8.0%. Excess of cost over fair value of assets acquired is being amortized on a straight-line basis over the period of expected benefit, which approximates 12 years.

Deposits increased $112.7 million or 39% from $292.6 million at December 31, 1999 to $405.3 million at September 30, 2000. Certificates of deposit increased $70.7 million; passbook accounts increased $5.8 million and NOW accounts, transaction checking and money market accounts increased $36.2 million. These increases were due primarily to the acquisitions.

FHLB Advances decreased $30 million or 17% from $176.9 million at December 31, 1999 to $146.9 million at September 30, 2000 as deposit monies acquired were used to pay down higher costing overnight advances.

Accounts payable and accrued expenses increased $4.4 million or 116% from $3.8 million at December 31, 1999 to $8.2 million at September 30, 2000 due mainly to activity at TGH Securities. Amounts represent monies due to brokers/dealers for securities purchased.

Total stockholders' equity increased $4.6 million or 6% from $74.7 million at December 31, 1999 to $79.2 million at September 30, 2000 primarily due to net income for the nine months ended of $4.2 million and to a decrease in the accumulated other comprehensive loss of $4.1 million due to improvement in the mark to market adjustment on securities available for sale, as required by Financial Accounting Standards Board Statement No. 115, offset by the repurchase of 420,271 shares at an average cost of $7.05 per share and dividends declared of $1.4 million. Any movement in general market conditions, including interest rates, competition and credit quality could result in a material fluctuation on the Company's available for sale portfolio, and thus its stockholders' equity.

Non-performing Assets

The following table sets forth information regarding non-performing loans and real estate owned.

                                                         At                  At
                                                 September 30, 2000   December 31, 1999
                                                 ------------------   -----------------
                                                      (Dollars in Thousands)

Total non-performing loans........................     $    158          $    223
Real estate owned.................................           74               104
                                                       --------          --------

Total non-performing assets.......................     $    232          $    327
                                                       ========          ========

Total non-performing loans to
total loans.......................................          .08%              .14%

Total non-performing assets to
total assets......................................          .04%              .07%

Allowance for loan loss...........................     $  1,562          $  1,234

Allowance for loan losses as a percentage
of total non-performing assets....................         673%              377%

Allowance for loan losses as a percentage
of total non-performing loans.....................         989%              553%

Allowance for loan losses as a percentage
of total average loans............................        .88%               .85%

Comparison of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

Net Income. Net income for the three and nine months ended September 30, 2000 increased $51,000 or 3.9% and $322,000 or 8.2%, respectively, over the same periods in 1999. The increase for the three-month period is due to an increase in net interest income of $387,000, and increase of $531,000 in other income offset by an increase of $755,000 in non-interest expense. The increase for the nine month period is due to an increase in net interest income of $875,000, and an increase of $936,000 in other income, offset by an increase of $1.5 million in non-interest expense.

Total Interest Income. Interest income for the three months ended September 30, 2000 increased $2.0 million or 22% over the quarter ended September 30, 1999 due primarily to an increase of $84.2 million in the average balance of interest-earning assets and an increase in the average yield of 35 basis points. Interest income for the nine months ended September 30, 2000 increased $5.5 million or 22% over the quarter ended September 30, 1999 due to an increase of $82.9 million in the average balance of interest-earning assets and an increase in the average yield of 30 basis points.

Total Interest Expense. Interest expense for the three months ended September 30, 2000 increased $1.6 million or 31% over the quarter ended September 30, 1999 due primarily to an increase of $79.5 million in the average balance of interest-bearing liabilities and an increase of 52 basis points in the average cost of funds. Interest expense for the nine months ended September 30, 2000 increased $4.5 million or 32% over the same period of the prior year due to an increase of $80.4 million in the average balance of interest-bearing liabilities and to an increase of 48 basis points in the average cost of funds.

Net Interest Income. Net interest income for the three months ended September 30, 2000 increased $387,000 or 10% over the quarter ended September 30, 1999 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 17 basis points to 2.25% for the three months ended September 30, 2000 from 2.42% for the same period in 1999. Net interest income for the nine months ended September 30, 2000 increased $1.0 million or 9% as compared to the same period of the prior year due to the reasons discussed above. The net interest spread decreased by 18 basis points to 2.27% for the nine months ended September 30, 2000 from 2.45% for the same period of 1999.

Provision for Losses on Loans. The provision for losses on loans for the three and nine months ended September 30, 2000 totaled $120,000 and $360,000, respectively, as compared to $45,000 and $195,000 for the same periods in 1999. The increase is attributable to the increase in the loan portfolio as well as a change in the composition of the portfolio. Provisions for losses included charges to reduce the recorded balances of mortgage loans receivable and the collateral real estate to their estimated net realizable value or fair value, as applicable. Such provisions are based on management's estimate of net realizable value or fair value of the collateral, as applicable, considering the current operating or sales conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the near term. Recovery of the carrying value of such loans and its collateral is dependent to a great extent on economic, operating and other conditions that may be beyond the Company's control. Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Other income for quarter ended September 30, 2000 increased $531,000 over the quarter ended September 30, 1999 due primarily to trading revenues of $351,000 from TGH Securities death benefits received from bank owned life insurance of $84,000, and an increase in service charges and fees of $53,000. Non-interest income for the nine months ended September 30, 2000 increased $936,000 over the same period of the prior year due to trading revenues of $465,000, a gain on the sale of mortgage-backed securities of $173,000, a gain on the sale of a portion of the Company's equity securities of $333,000 offset by a gain in the prior year of $251,000, an increase in service charges and fees of $98,000, death benefits from bank owned life insurance of $84,000, and a recovery of $42,000 on loans secured by commercial equipment leases that had been written off in prior years.

Other Expenses. Other expenses increased $755,000 or 32% for the quarter ended September 30, 2000 over the quarter ended September 30, 1999. Salaries and employee benefits increased $366,000 due primarily to the addition of personnel including branch personnel from recent acquisitions, commercial lending, and TGH Securities, and salary increases offset somewhat by the termination of the pension plan in December 1999. Occupancy and equipment costs increased $99,000 due to additional depreciation on current year purchases of office and computer equipment related mainly to the recent branch acquisitions as well as rental expense on three of the five new branches. Federal insurance premiums decreased $23,000 due to a decrease in the assessment rate. Professional fees decreased $68,000 as there were additional legal fees in the quarter ended September 1999 related to the adoption of the Restricted Stock and Option Plans and other corporate actions. Advertising and promotion increased $22,000 due to costs associated with the recent branch acquisitions. Goodwill amortization related to the branch acquisitions was $96,000. Other expense increased $263,000 due to increased costs for ATM service, telephone and supplies related to the addition of five new branches, costs associated with sales training for all employees, fees associated with the management of investments at the Delaware holding companies, operating expenses for TGH Securities, and an increase in capital stock tax.

Other expense increased $1.5 million or 24% for the nine months ended September 30, 2000 over the same period of the prior year. Salaries and employee benefits increased $901,000 due mainly to the reasons discussed above as well as to compensation expense related to the restricted stock plan for nine months of 2000 versus three months of 1999. Occupancy and equipment increased $224,000, and federal insurance premiums decreased $78,000 and professional fees decreased $165,000 due to the reasons discussed above. Advertising and promotion increased $98,000 as the Company began a focused strategic marketing effort in the latter half of 1999 which included among other things additional media costs for creation and placement of new print ads to a larger geographic area as well as costs associated with the recent branch acquisitions. Other expenses increased $455,000 due to the reasons discussed above.

Income Tax Expense. Income tax expense for the quarter ended September 30, 2000 was $329,000 or 20% of pre-tax income as compared to $292,000 or 18% for the quarter ended September 30, 1999. Income tax expense for the nine months ended September 30, 2000 was $1.1 million or 21% of pre-tax income as compared to $1.2 million or 23% of pre-tax income for the same period of the prior year.


Liquidity and Capital Resources
-------------------------------

On September 30, 2000, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                         Amount     Percent
                                                         ------     -------
                                                          (in Thousands)
Tangible capital................................       $ 51,723       8.30%
Tangible capital requirement....................          9,343       1.50%
                                                       --------     -------
Excess over requirement.........................       $ 42,380       6.80%
                                                       ========     =======

Core capital....................................       $ 51,723       8.30%
Core capital requirement........................         18,686       3.00%
                                                       --------     -------
Excess over requirement.........................       $ 33,037       5.30%
                                                       ========     =======


Risk based capital..............................       $ 53,285      23.92%
Risk based capital requirement..................         17,822       8.00%
                                                       --------     -------
Excess over requirement.........................       $ 35,463      15.92%
                                                       ========     =======

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 2000, the Company originated $57.1 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage loans and mortgage-backed securities totaled $80.8 million during the nine-month period ended September 30, 2000. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company has other sources of liquidity if a need for additional funds arises. In 1999, the Company utilized FHLB advances to leverage its balance sheet. In addition, other sources of liquidity can be found in the Company's balance sheet, such as investment securities maturing within one year and unencumbered mortgage-backed securities that are readily marketable.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 8.41% at September 30, 2000.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2000, cash and cash equivalents totaled $27.1 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 2000, the Company had $9.8 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of September 30, 2000 totaled $191.0 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Ratios

                                                        For the                            For the
                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                                     -------------                      -------------
                                                2000(1)      1999(1)              2000(1)       1999(1)

Return on average assets                          .82%        .95%                  .94%        1.01%
Return on average equity                         6.84%       6.58%                 7.50%        6.12%
Yield on average interest-earning assets         7.30%       6.95%                 7.19%        6.89%
Cost of average interest-bearing liabilities     5.05%       4.53%                 4.92%        4.44%
Interest rate spread (2)                         2.25%       2.42%                 2.27%        2.45%
Net interest margin                              2.77%       2.93%                 2.80%        2.99%

                                                 At September 30, 2000              At December 31, 1999
                                                 ---------------------              --------------------
Tangible book value per share                           $10.77                              $9.60

(1)  The ratios for the three and nine month periods are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

There were no significant changes for the nine months ended September 30, 2000 from the information presented in the Form 10K for December 31, 1999, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 2000. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 2000 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following Exhibits are filed as part of this report:

         27  Financial Data Schedule (electronic filing only)

(b)      Reports on Form 8-K

         On August 1, 2000, the Registrant filed a Form 8-K (Items 5 and 7) announcing its plan to repurchase up to 5%, or 370,758 shares of its outstanding common stock.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THISTLE GROUP HOLDINGS, CO.



Date: November 14, 2000  By:             /s/ John F. McGill, Jr.
                                         ---------------------------------------
                                         John F. McGill, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date: November 14, 2000  By:             /s/ Jerry Naessens
                                         ---------------------------------------
                                         Jerry Naessens
                                         Chief Financial Officer
                                         (Principal Financial Officer)