Form 10-K
period 2000-12-31
THISTLE GROUP HOLDINGS CO
filed 2001-03-19
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

| | TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _____________________

Commission File Number: 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                     23-2960768
---------------------------------------------------          -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
      or organization)                                       Identification No.)

     6060 Ridge Avenue, Philadelphia, Pennsylvania                  19128
-------------------------------------------------------         ------------
           (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (215) 483-2800
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO    .
                                       ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Based on the closing sales price of $8.938 per share of the company's common stock on March 5, 2001, as reported on the Nasdaq National Market, the aggregate market value of voting and non-voting stock held by non- affiliates of the company was approximately $51.2 million. On such date, 7,044,403 shares of the company's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 2000 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below), and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on the Company's behalf.

Item 1.  Business
-----------------

         Thistle Group Holdings, Co. (the "Company") is a unitary thrift holding company incorporated in the Commonwealth of Pennsylvania and headquartered in Philadelphia, Pennsylvania. The Company's business is conducted principally through Roxborough Manayunk Bank (the "Bank"). Unless the context indicates otherwise, all references to the Company refer collectively to the Company and the Bank, including each of its subsidiaries. For a description of the Company's other subsidiaries and the Bank's subsidiaries, see "-- - Subsidiaries."

         The Company provides a full range of banking services through its eleven branch offices located in the counties of Philadelphia, Chester and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware and its transactional web site RMBgo.com. For the year ended December 31, 2000, the Company had assets of $700.2 million, deposits of $406.7 million, and stockholder's equity of $83.0 million.

         During fiscal 2000, the Company completed the following branch acquisitions, which were accounted for under the purchase method of accounting :
(1) On August 7, 2000, the Company opened four banking offices located in Lionville, Media, West Chester, and Westtown, Pennsylvania ,which were acquired from Wilmington Trust Company of Pennsylvania. The acquisition included real property and the assumption of $54.5 million in deposit liabilities; and, (2) On September 11, 2000, the Company opened its first banking office in Wilmington, Delaware, which was acquired from Crown Bank, FSB. The acquisition included the real property of the branch and the assumption of $41 million of deposit liabilities.

Competition

         The Company is one of many financial institutions serving its market area of the counties of Philadelphia, Chester and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

                                                                            At December 31,
                                ---------------------------------------------------------------------------------------------------
                                       2000               1999                  1998                1997                1996
                                ------------------  ------------------  -------------------  -------------------  -----------------
                                    $         %         $         %          $         %          $         %          $        %
                                   ---       ---       ---       ---        ---       ---        ---       ---        ---      ---
                                                                       (Dollars in Thousands)
Real Estate Loans:
  Residential..................  $121,230   55.41   $110,032    68.95%   $108,585    79.91%   $71,397    72.68%   $ 73,871   73.57%
  Multi-family and commercial..    54,763   25.03     29,867    18.72      17,542    12.91     16,647    16.95      17,615   17.54
  Home equity..................    10,349    4.73      7,914     4.96       8,068     5.94      8,133     8.28       7,011    6.98
  Construction (net)...........    14,210    6.49      5,365     3.36         868      .64      1,260     1.28         675     .67
  Home equity line of credit...     2,650    1.21        604      .38         202      .15         73      .07          --      --
Commercial loans...............    14,731    6.73      5,496     3.44         269      .20        329      .33         770     .76
Consumer loans:
  Line of credit...............         2      --         50      .03          76      .06         96      .10          92     .09
  Secured demand note..........        --      --         76      .05          50      .04         60      .06          --      --
  Share loans..................       726     .33        170      .11         218      .15        243      .25         384     .38
  Home improvement.............        --      --         --       --           3                   4       --           8     .01
  Other........................       150     .07         --       --          --       --         --       --          --      --
                                 --------   ------  --------   ------    --------   ------    -------   ------    --------  ------
Total loans....................  $218,811   100.00% $159,574   100.00%   $135,881   100.00%   $98,242   100.00%   $100,426  100.00%
                                 --------   ======  --------   ======    --------   ======    -------   ======    --------  ======
Less:
  Net premiums................. $     332           $    345             $    344             $    54             $     76
  Deferred fees................    (1,629)            (1,452)              (1,281)             (1,233)              (1,299)
  Allowance for loan losses....    (1,682)            (1,234)              (1,036)               (783)                (577)
                                ---------           --------             --------             -------             --------
  Total loans, net............. $ 215,832           $157,233             $133,908             $96,280             $ 98,626
                                =========           ========             ========             =======             ========

Loans held for sale............ $   3,528           $  3,925             $  2,558             $ 1,155             $  2,147
                                =========           ========             ========             =======             ========


         Loan Maturity Schedules. The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2000. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $36.6 million for the year ended December 31, 2000. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                     Due     Due after
                                    within   1 through  Due after
                                    1 year    5 years    5 years     Total
                                    ------    -------    -------     -----

Residential and home equity ....  $    440   $  4,516   $129,273   $134,229
Multi-family and commercial
  real estate ..................     2,946      6,090     45,727     54,763
Construction ...................     4,284      9,554        372     14,210
Commercial .....................     1,074      8,371      5,286     14,731
Consumer .......................       215        557        106        878
                                  --------   --------   --------   --------
Total ..........................  $  8,959   $ 29,088   $180,764   $218,811
                                  ========   ========   ========   ========

         The following table sets forth as of December 31, 2000 the dollar amount of all loans due after December 31, 2001, which have fixed rates of interest and which have floating or adjustable interest rates.


                                                      Floating or
                                      Fixed Rates   Adjustable Rates      Total
                                      -----------   ----------------      -----
                                                     (In Thousands)
Residential and home equity .........    $124,415      $  9,374         $133,789
Multi-family and commercial
  real estate .......................      21,358        30,459           51,817
Construction ........................       5,373         4,553            9,926
Commercial ..........................       5,627         8,030           13,657
Consumer ............................         341           322              663
                                         --------      --------         --------
  Total .............................    $157,114      $ 52,738         $209,852
                                         ========      ========         ========

         Residential Mortgage Loans. The Company offers first mortgage loans secured by one- to four-family residences in the Company's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Company offers fixed-rate mortgage loans with terms of up to 30 years and adjustable-rate mortgage loans that generally adjust every year based upon selected published indices. Owner occupied residential and non-owner occupied mortgage loans are generally originated in amounts up to 80% of the lesser of the appraised value or selling price of the property. Loans up to 97% of the appraised value are available for owner occupied properties only. Private mortgage insurance is required for the amount in excess of 80% of such value. Mortgage loans originated and held by the Company in its portfolio generally include due-on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

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

         Home Equity Loans and Home Equity Lines of Credit. The Company originates home equity loans secured by 1- to 4-family residences. Home equity loans are originated as fixed-rate loans with terms from 1 to 20 years. Home equity lines are originated as variable rate loans with terms from 1 to 15 years. These loans reprice with The Wall Street Journal Prime Rate. These loans are made on owner-occupied, 1- to 4-family residences or vacation homes. The loans are generally subject to an 90% combined loan-to-value limitation, including any other outstanding mortgages or liens. Private mortgage insurance is obtained on loans greater than 80% of the combined loan-to-value. Home equity loans are generally originated for retention in the Company's loan portfolio.

         Multi-Family and Commercial Real Estate Loans. The Company originates both fixed-rate and adjustable-rate multi-family and commercial real estate loans within its primary market area. Multi-family loans are generally secured by apartment buildings and commercial real estate loans are generally secured by office buildings, retail stores, industrial facilities and other non-residential buildings.

         Adjustable-rate loans for both multi-family and commercial real estate loans generally reprice every five years based on the daily average yield on U.S. Treasury securities adjusted to a constant maturity of five years plus a margin. Such loans may be amortized up to 25 to 30 years with a balloon payment after 10 years. Fixed-rate loans are generally 15 year self amortizing loans, or 5 to 10 year balloons, with up to 25 to 30 year amortizations. Adjustable-rate and fixed-rate loans are generally made in amounts up to 70% to 80% of the appraised value of the mortgaged property. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. Generally, the Company obtains personal guarantees of the principals of the borrower as additional security. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 0% to 3% is usually charged on such loans. At December 31, 2000, multi-family loans totaled $40.3 million and commercial real estate loans totaled $14.5 million of this total loan portfolio.

         Commercial real estate lending is generally deemed to entail greater risk than residential real estate lending. The repayment of commercial real estate loans is generally dependent on the successful operation of the property and the income it produces. During the year, the Company established a Commercial Credit Administration Department to better manage these risks.

         Construction Loans. The Company originates construction loans primarily for the construction of single family residences and to a lesser extent for commercial property. Construction loans for single family residences are either made to individuals or to selected developers.

         With respect to construction loans to individuals, such loans have a maximum term of 12 to 18 months, have fixed or variable rates of interest based upon the prime rate published in The Wall Street Journal plus a margin and have loan to value ratios of 80% or less of the appraised value upon completion and generally do not require the amortization of principal during the term. Upon completion of construction, the loans convert to permanent residential mortgage loans.

         Residential construction loans to developers and commercial construction loans generally have terms of 12 to 30 months or less, have maximum loan to value ratios between 75% and 80% or less of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the prime rate (as published in the Wall Street Journal) plus a margin adjusted on a daily basis. Commercial construction loans may convert to permanent commercial term loans upon completion of construction. At December 31, 2000, residential construction loans totaled $5.4 million or 38.0% of the total construction loan portfolio, which primarily consisted of construction loans to developers and commercial construction loans totaled $2.6 million or 18.4% of the total construction loan portfolio.

         The Company also originates ground or land loans, both to an individual to purchase a building lot on which he intends to build his primary residence, as well as to developers to purchase lots to build in phases homes at a later date. Such loans have terms of 36 months or less with a maximum loan to value ratio of 65% to 75% % of the lower of appraised value or sale price. The loans are made with floating rates based on the prime rate plus a margin. At December 31, 2000, land loans (including loans to acquire and develop land) totaled $6.2 million, or 43.6%, of the total construction loan portfolio.

         Construction financing generally has a higher degree of credit risk than 1-4 family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Company may have a completed project with a value too low to assure full repayment of the loan. During the year the Company established a Commercial Credit Administration Department to better manage these risks.

         Commercial Business Loans. The Company grants commercial business loans directly to business enterprises that are located in its market area. The Company actively targets and markets to small and medium sized businesses. The majority of the loans are for less than $1.0 million. Such loans generally have personal guarantees of the borrower and consist of a limited number of commercial lines of credit secured by real estate, some working capital financing secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Company generally have terms of five years or less and fixed rates or adjustable rates tied to the prime rate plus a margin. As of December 31, 2000, commercial business loans amounted to $14.7 million, of which $4.1 million, or 27.9%, were backed by the full faith and credit of the U.S. Government.

         Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending. During the year, in order to better manage these risks, the Company established a Commercial Credit Administration Department.

         Consumer Loans. Office of Thrift Supervision regulations permit the Company to make secured and unsecured consumer loans up to 35% of the Company's assets. During the fourth quarter, the Company established a consumer loan department under the guidance of an individual with 20 years experience. The Company now offers a full range of auto loans, unsecured personal loans and unsecured personal lines of credit. This department also handles the origination of home equity loans and lines of credit loans.

     Purchase and Sale of Loans and Loan Servicing. The Company has been a seller and purchaser of whole loans and participations in the secondary market. Generally, the Company sells commercial, commercial real estate and construction loans and retains servicing for the loans sold whenever possible. Loans purchased in the secondary market by the Company are typically fixed-rate residential mortgage loans and purchased, in most cases, with servicing retained by the seller. The Company also purchases commercial loans, commercial real estate loans, and construction loans in its market area.

         The following table sets forth total loans originated, purchased, sold, and repaid during the periods indicated.

                                                      Year Ended December 31,
                                  -------------------------------------------------------------
                                     2000        1999         1998        1997          1996
                                  ---------    ---------    ---------  -----------    ---------
                                                          (In Thousands)
Total gross loans receivable at
   beginning of period ........   $ 159,574    $ 135,881    $  98,675    $ 100,775    $ 102,077
                                  =========    =========    =========    =========    =========

Loans originated:
  Construction loans ..........      16,886        7,512    $     360    $   1,570    $   1,055
  Residential and home equity .      29,007       21,959       26,973       14,795       13,546
  Multi-family and commercial
    real estate ...............      19,288       18,434          438        2,211          810
  Consumer ....................         809          228          252          372          368
  Commercial ..................      21,299        1,925        1,927          707          770
                                  ---------    ---------    ---------    ---------    ---------
Total loans originated ........   $  87,289    $  50,058    $  29,950    $  19,655    $  16,549
                                  ---------    ---------    ---------    ---------    ---------
Loans purchased:
  Residential .................   $   2,450    $   1,161    $  36,098    $   1,088    $   2,360
  Multi-family and commercial
    real estate ...............       9,488        2,400           --           --           --
  Consumer loans ..............         428        4,160           --           --           --
                                  ---------    ---------    ---------    ---------    ---------
Total loans purchased .........      12,366        7,721       36,098        1,088        2,360
                                  ---------    ---------    ---------    ---------    ---------
Total loans sold ..............       4,371        5,237           --          383           --
                                  ---------    ---------    ---------    ---------    ---------
Loan principal repayments .....      35,995       28,790       28,509       22,489       16,320
                                  ---------    ---------    ---------    ---------    ---------
Other (debits less credits) ...         (52)         (59)        (333)         (29)      (3,891)
                                  ---------    ---------    ---------    ---------    ---------
Net loan activity .............   $  59,237    $  23,693    $  37,206    $  (2,100)   $  (1,302)
                                  =========    =========    =========    =========    =========
Total gross loans receivable at
  end of period ...............   $ 218,811    $ 159,574    $ 135,881    $  98,675    $ 100,775
                                  =========    =========    =========    =========    =========

         Loans Available For Sale. The Company holds as available for sale certain residential mortgage loans that have an annual yield determined by management to be at rates not compatible with its asset management strategy. These loans conform to FHLMC and FNMA guidelines and are readily salable in the secondary market.

         Loan Commitments. The Company generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The Company also makes loan commitments for non-conforming or commercial real estate loans for up to 90 days, which generally carry additional requirements for funding. The total amount of the Company's commitments to originate loans as of December 31, 2000 was $17.9 million.

Non-Performing Loans and Problem Assets

         Loan Delinquencies. When a mortgage loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 60 days, the Company will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated costs to sell the property. Any write-down of the property at the time that it is transferred to REO is charged to the allowance for losses. Any subsequent write-downs are charged to operations.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue for residential mortgage loans 90 days or more past due, however a reserve is set up for such loans, reversing amounts previously credited to income. Consumer loans generally are charged off when the loan becomes 90 days or more delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. During the year ended December 31, 2000 the Company also engaged a third party for loan review and internal auditing purposes.

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15.

                                                                             At December 31,
                                                        --------------------------------------------------------------
                                                          2000         1999         1998         1997           1996
                                                        --------     --------    --------      --------     ----------
                                                                             (In Thousands)
Loans accounted for on a non-accrual basis......          $ --         $ --      $     --      $     --     $       --
Accruing loans which are contractually past
 due 90 days or more:
  Residential and home equity...................          $170         $223          $393          $716         $1,357
  Construction loans............................            --           --             -             -            109
  Multi-family and commercial real estate.......            --           --             -             -          1,533
  Consumer......................................            --           --             -             -              -
                                                          ----         ----          ----          ----         ------
Total...........................................          $170         $223          $393          $716         $2,999
                                                          ====         ====          ====          ====         ======
Real estate owned...............................          $ 47         $104          $ 82          $116         $  186
                                                          ====         ====          ====          ====         ======
Total non-performing assets.....................          $217         $327          $475          $832         $3,185
                                                          ====         ====          ====          ====         ======
Total non-accrual and accrual loans to
   net loans....................................           .08%         .14%          .28%          .74%          3.04%
                                                          ====         ====          ====          ====           ====
Total non-performing assets to total assets.....           .03%         .07%          .09%          .30%          1.08%
                                                          ====         ====          ====          ====           ====

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent loss allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                              At December 31, 2000
                                              --------------------
                                             (Dollars in thousands)
         Special Mention..............             $1,317
         Substandard..................                193
         Doubtful ....................                 --
         Loss ........................                 --
                                                   ------
                                                   $1,510
                                                   ======

         Allowance for Losses on Loans. The Company's management evaluates the need to establish reserves against losses on loans and other assets each year based on estimated losses on specific loans and on any real estate held for sale or investment when a finding is made that a loss is estimable and probable. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. These provisions for losses are charged against earnings in the year they are established.

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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                              At December 31,
                                                    ------------------------------------------------------------------------
                                                      2000            1999           1998             1997            1996
                                                    --------        --------        --------       ---------       ---------
                                                                                  (Dollars in Thousands)
Total loans outstanding, net(1)..............       $215,832        $157,233        $133,908       $  96,280       $  98,626
                                                     =======         =======         =======       =========       =========
Average loans outstanding, net(1)............       $184,915        $144,808        $110,059       $ 101,472       $ 101,726
                                                     =======         =======         =======       =========       =========
Allowance balances
  (at beginning of  period)..................       $  1,234        $  1,036        $    783       $     577       $     455

Provision:
  Residential................................             37              25             270              37               -
  Commercial.................................             92              55
  Multi-family and commercial real estate....            351             160               -              83             139
  Consumer...................................                              -               -               -               -
Net Charge-offs (recoveries):
  Residential................................            (32)            (42)            (17)            (86)             17
  Multi-family and commercial real estate....              -               -               -               -               -
  Consumer...................................              -               -               -               -               -
                                                    --------        --------        --------       ----------      ---------
Allowance balance (at end of period).........       $  1,682        $  1,234        $  1,036       $     783       $     577
                                                    ========        ========        ========       =========       =========

Allowance for loan losses as a percent
  of total loans outstanding.................            .78%            .78%            .77%            .81%            .59%
                                                         ===             ===             ===             ===             ===
Net loans charged off (recovery) as
  a percent of average loans outstanding.....            .02%            .03%            .01%           (.08)%           .02%
                                                         ===             ===             ===            ====             ===

------------
(1)      Does not include loans available for sale.

         Analysis of the Allowance for Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                               At December 31,
                     -------------------------------------------------------------------------------------------------
                             2000                 1999            1998                1997               1996
                     ---------------------  ----------------- ----------------   ------------------  -----------------
                               Percent of          Percent of       Percent of           Percent of         Percent of
                                Loans to            Loans to         Loans to             Loans to           Loans to
                                 Total               Total             Total               Total              Total
                       Amount    Loans      Amount   Loans   Amount    Loans     Amount    Loans     Amount   Loans
                       ------   -------     ------  -------  ------ ----------   ------  ----------  ------ ----------
                                                           (Dollars in Thousands)
Residential
  and home
  equity(1)..........   $  475     67.84%   $  470   77.65%  $  487     86.64%    $234      82.39%    $197     81.22%
Multi-family
  and commercial
  real estate........    1,060     25.03       709   18.72      549    12.91       549      16.87      380     17.54
Consumer loans.......        -       .40         -     .19        -      .25         -        .41        -       .48
Commercial loans.....      147      6.73        55    3.44        -      .20         -        .33        -       .76
                        ------    ------    ------  ------   ------   ------    ------     ------     ----    ------
  Total allowance....   $1,682    100.00%   $1,234  100.00%  $1,036   100.00%     $783     100.00%    $577    100.00%
                        ======    ======    ======  ======    =====   ======       ===     ======      ===    ======

--------------
(1)  Includes construction loans.

Investment Activities

         The Company maintains a level of liquid assets, including short-term securities and certain other investments, which varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. Other debt securities are classified as available for sale to serve principally as a source of liquidity. Securities classified as trading are securities owned by TGH Securities, the Company's wholly owned broker dealer subsidiary.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, the Company had securities classified as "available for sale" in the amount of $387.1 million and securities classified as "trading" in the amount of $28.0 million. Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Securities classified as trading are carried at fair value and are recorded on a trade date basis. At December 31, 2000, the Company's securities available for sale had an amortized cost of $393.2 million and market value of $387.1 million (unrealized loss of $6.1 million). Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper, (vii) equity securities,
(viii) trust preferred certificates, and (ix) mutual funds. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         Real estate mortgage investment conduits ("REMICs") are also mortgage-backed securities. REMICs held by the Company at December 31, 2000 consisted of floating-rate tranches, in the amount of $6.0 million. The interest rate of all of the Company's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. At December 31, 2000, none of these securities are deemed to be "High Risk" according to Federal Financial Institutions Examination Council ("FFIEC") guidelines which have been adopted by the OTS. The securities are primarily companion tranche to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs is allocated to the companion tranche. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranche.

         Investment Portfolio. The following table sets forth the carrying value (market value or amortized cost, as applicable) of the Company's investment securities portfolio, short-term investments, FHLB stock, mortgage-backed securities, and trading securities at the dates indicated.

                                                     At December 31,
                                           -----------------------------------
                                             2000         1999            1998
                                           --------     --------        --------
                                                      (In Thousands)
Investment Securities:
 Trading securities(4)(5) ............     $ 28,034     $     --        $     --
                                           --------     --------        --------
 U.S. Treasury securities ............           --           --           5,032
 FHLB and FHLMC bonds(3) .............       16,203       13,661(1)       10,154
 Other agencies(2) (3) ...............       47,874       45,192(1)        8,178
 Municipal bonds(3) ..................       46,101       37,129(1)       30,765
 Mutual funds(3) .....................        1,439        1,345           1,285
 Capital trust securities(3)(4) ......       10,727       11,340          11,647
 Subordinated debt(3)(4) .............          750          750             750
                                           --------     --------        --------
   Total investment securities .......      123,094      109,417          67,811
                                           --------     --------        --------
Interest-bearing deposits ............       16,188       17,703          21,614
Federal funds sold ...................           --           --           2,000
FHLB of Pittsburgh stock .............        8,594        8,844           5,344
Mortgage-backed securities(3) ........      258,870      204,706         229,883
Equity investments(3)(4) .............        5,104        6,046           6,592
                                           --------     --------        --------
   Total Investments .................     $439,884     $346,716        $333,244
                                           ========     ========        ========

----------------
(1) Classified as available for sale in 1999 due to the adoption of SFAS No. 133 and as held to maturity in 1998.
(2) Consists of FNMA, FHLMC, and Student Loan Marketing Association debentures and certificates of deposit.
(3)  Classified as available for sale and carried at approximate fair value.
(4)  Consists of investments held by the Company and not the Bank.
(5)  Classified as trading and carried at approximate fair value.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2000. The table does not include trading securities, equity investments, interest bearing deposits, federal funds sold and FHLB stock, and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                          One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years   Total Investment Securities
                         ------------------ ----------------- ------------------- -------------------  -----------------------------
                         Carrying  Average  Carrying Average  Carrying   Average  Carrying Average     Carrying  Average    Market
                          Value    Yield(%)  Value   Yield(%)  Value     Yield(%)  Value   Yield(%)      Value   Yield(%)   Value
                          -----    --------  -----   --------  -----     --------  -----   --------      -----   --------   ------
                                                             (Dollars in Thousands)

FHLB and FHLMC bonds
  and notes..............  $   --     --%   $  --       --%  $    --        --%  $ 16,203    6.86%    $ 16,203      6.86% $ 16,203
Other agencies(1)........     727   6.29       --       --     6,024      6.70     41,123    7.03       47,874      6.99    47,874
Municipal bonds(2).......             --       --       --       153      7.86     45,948    5.33       46,101      5.33    46,101
Mutual funds.............   1,439   6.74       --       --        --        --         --      --        1,439      6.74     1,439
Capital trust
  securities.............      --     --       --       --     2,210      8.49      8,517    8.88       10,727      8.79    10,727
Subordinated debt........      --     --      750     8.25        --        --         --      --          750      8.25       750

Mortgage-backed
securities:
  GNMA pass-through......      --     --       --       --        --        --    160,075    7.36      160,075      7.36   160,075
  FNMA pass-through......      --     --       --       --        --        --     73,727    6.63       73,727      6.63    73,727
  FHLMC pass-through.....      --     --       --       --        --        --     16,569    7.17       19,075      7.25    19,075
  FHLMC REMICs...........      --     --       --       --     2,506      7.78      5,993    7.60        5,993      7.60     5,993
                           ------                            -------             --------             --------            --------
  Total..................  $2,166   6.59%   $ 750     8.25%  $10,893      7.33%  $368,155    6.93%    $381,964      6.94% $381,964
                           ======   ====    ======   =====   =======     =====   ========   =====     ========    ======  ========

-----------------
(1)      Consists of FNMA and FHLMC debentures and certificates of deposit.
(2)      Tax exempt securities are presented on a coupon basis.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company can also borrow from the Federal Home Loan Bank ("FHLB") of Pittsburgh.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


                                                   Certificates
         Maturity Period                           of Deposits
         ---------------                          ------------
                                                 (In Thousands)

         Within three months...................      $ 7,517
         Three through six months..............        8,043
         Six through twelve months.............        9,435
         Over twelve months....................        6,190
                                                     -------
                                                     $31,185
                                                     =======

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

                                                          As of and For the
                                                       Year Ended December 31,
                                                   -----------------------------
                                                      2000       1999     1998
                                                   ---------  --------  --------
                                                      (Dollars In Thousands)

FHLB advances...................................... $171,884  $176,884  $106,884
Weighted average interest rate of FHLB advances....    5.30%     5.03%     5.20%
Maximum amount of advances at any month end........ $206,884  $176,884  $106,884
Average amount of advances......................... $174,901  $154,801  $ 38,884
Weighted average interest rate of average amount
    of advances....................................    5.59%     5.14%     5.03%

Subsidiaries

TGH Corp.

     TGH Corp., a Delaware Corporation, was organized by the Company in 1999 to hold certain investments. TGH Corp. is not a material part of the Company's operations.

TGH Securities

         TGH Securities, a Pennsylvania corporation, was formed by the Company in February 2000, and commenced business on May 23, 2000. TGH Securities, a registered broker-dealer, buys and sells short- term municipal bonds. For the year ended December 31, 2000, TGH Securities was not a material part of the Company's operations.

Other Subsidiaries

         The Bank has three subsidiaries, Ridge Service Corporation, which is inactive, Montgomery Service Corporation, which manages a small commercial real estate property and invests in small business investment companies, and Roxdel Corp., which holds investments. Such subsidiaries were not a material part of the Bank's operations.

Personnel

         As of December 31, 2000, the Company had 107 full-time employees and 35 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary thrift holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary thrift holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary thrift holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary thrift holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2000, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2000, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a unitary thrift holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 68.75% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Properties
------------------

         The Company conducts its business through its administrative office located in Philadelphia, Pennsylvania and its 11 branch locations throughout Philadelphia, Chester and Delaware counties, Pennsylvania and Wilmington, Delaware. All of the Company's office and branch facilities are owned by the Company, except for 4 branch office locations in Westchester, Lionville, Media, and Philadelphia, Pennsylvania which are leased. Management of the Company considers the physical condition of each of the Company's administrative and branch offices to be good and adequate for the conduct of the Company's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information contained in "Note 19 - Quarterly Financial Data" in the Notes to Consolidated Financial Statements in the Corporation's 2000 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference. The Company had approximately 1,000 holders of record as of March 5, 2001.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's consolidated financial statements listed in Item 14 and are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.
                                    Part III

Item 10.  Directors and Executive Officers of the Company
---------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I" - "Election of Directors" and "- Biographical Information" in the 2001 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------
                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

         (b)      Security Ownership of Management
                  --------------------------------
                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Company.

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

               1. The consolidated statements of financial conditions of the Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000, together with the related notes and the independent auditors' report of Deloitte & Touche LLP independent certified public accountants.

               2.   Schedules omitted as they are not applicable.

               3.   Exhibits

                    The following Exhibits are filed as part of this report:

                     3(i)    Articles of Incorporation****
                    3(ii)    Bylaws*
                     4.1     Shareholder Rights Plan**
                    10.1     1992 Stock Option Plan of Roxborough-Manayunk Federal Savings Bank*
                    10.2     1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                    10.3     1994 Stock Option Plan of Roxborough-Manayunk Bank*
                    10.4     1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                    10.5     Employment Agreement with John F. McGill, Jr.****
                    10.6     Employment Agreement with Jerry Naessens*
                    10.7     1999 Stock Option Plan ***
                    10.8     1999 Restricted Stock Plan***
                    13       Portions of the 2000 Annual Report to Stockholders
                    21       Subsidiaries of the Company (See "Item 1 - Business")
                    23       Consent of Independent Accountants

          (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

----------------
* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.
** Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on September 30, 1999.
*** Incorporated by reference to the appropriate exhibit of the Company's proxy material filed on June 21, 1999.
**** Incorporated  by reference to the  identically  number exhibits to the Form
     10-K for December 31, 1999 filed on March 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 2001.

                                  THISTLE GROUP HOLDINGS, CO.




                                  By:      /s/John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr., President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2001 by the following persons on behalf of the Company and in the capacities indicated.


/s/John F. McGill, Jr.                       /s/Jerry A. Naessens
-----------------------------------          --------------------------------------------
John F. McGill, Jr.                          Jerry A. Naessens
President, Chief Executive Officer,          Chief Financial Officer and Director
and Chairman                                 (Principal Financial and Accounting Officer)
(Principal Executive Officer)


/s/Francis E. McGill, III                    /s/Add B. Anderson, Jr.
-----------------------------------          --------------------------------------------
Francis E. McGill, III                       Add B. Anderson, Jr.
Secretary and Director                       Director




-----------------------------------          --------------------------------------------
James C. Hellauer                            William A. Lamb
Director                                     Director


/s/Charles A. Murray
-----------------------------------
Charles A. Murray
Director