Form 10-Q
period 2001-03-31
THISTLE GROUP HOLDINGS CO
filed 2001-05-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May , 2001.

                  Class                                     Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                         7,044,403

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART 1 - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Financial Statements and Notes Thereto..........................3

    Item 2.    Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................................9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....13

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................14
    Item 2.    Changes in Securities..........................................14
    Item 3.    Defaults upon Senior Securities................................14
    Item 4.    Submission of Matters to a Vote of Security Holders............14
    Item 5.    Other Information..............................................14
    Item 6.    Exhibits and Reports on Form 8-K...............................14

SIGNATURES        ............................................................15

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                March 31, 2001   December 31, 2000
                                                                 (unaudited)
                                                               ---------------   -----------------
ASSETS
Cash on hand and in banks ......................................   $   3,364         $   4,132
Interest-bearing deposits ......................................      25,510            16,188
                                                                   ---------         ---------
                  Total cash and cash equivalents ..............      28,874            20,320
Investments available for sale at fair value
                  (amortized cost of $120,532 and $134,858) ....     118,236           128,198
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $277,074 and $258,297) ....     280,089           258,870
Trading securities .............................................      11,514            28,034
Loans receivable (net of allowance for loan losses of
                  $1,791 and $1,682) ...........................     227,742           215,832
Loans held for sale ............................................        --               3,528
Accrued interest receivable ....................................       4,792             4,711
FHLB stock - at cost ...........................................       9,844             8,594
Real estate acquired through foreclosure - net .................          58                47
Office properties and equipment - net ..........................       6,159             6,920
Cash surrender value of life insurance .........................      12,135            12,066
Excess of cost over fair value of net assets acquired ..........       8,224             7,419
Prepaid expenses and other assets ..............................       2,660             2,243
Deferred income taxes ..........................................       1,149             3,398
                                                                   ---------         ---------
                  TOTAL ASSETS .................................   $ 711,476         $ 700,180
                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................   $ 407,142         $ 406,684
Accrued interest payable .......................................       1,019               982
Advances from borrowers for taxes and insurance ................       1,271             2,534
FHLB advances ..................................................     196,884           171,884
Payable to brokers and dealers .................................      10,585            27,879
Accounts payable and accrued expenses ..........................       4,950             4,871
Other borrowings ...............................................       1,500             1,750
Dividends payable ..............................................         493               498
Accrued income taxes ...........................................          40                40
                                                                   ---------         ---------
                  TOTAL LIABILITIES ............................     623,884           617,122
                                                                   ---------         ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2000 and 1999 ...................................          --                --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2000 and 1999; 7,044,403 outstanding March 31, 2001
and 7,118,161 outstanding December 31, 2000 ....................         900               900
Additional paid-in capital .....................................      93,324            93,330
Common stock acquired by stock benefit plans ...................      (7,009)           (7,261)
Treasury stock at cost, 1,955,586 shares at March 31, 2001 and
1,881,828 shares at December 31, 2000 ..........................     (17,332)          (16,645)
Accumulated other comprehensive income (loss) ..................         477            (4,015)
Retained earnings - partially restricted .......................      17,232            16,749
                                                                   ---------         ---------
                  Total stockholders' equity ...................      87,592            83,058
                                                                   ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................   $ 711,476         $ 700,180
                                                                   =========         =========

See notes to unaudited consolidated financial statements.

             Thistle Group Holdings, Co. and subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS)
                              (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                          ---------------
                                                         2001           2000
                                                    -----------    -----------
INTEREST INCOME:
   Interest on loans ............................   $     4,674    $     3,331
   Interest on mortgage-backed securities .......         4,467          3,486
   Interest and dividends on investments ........         2,509          2,730
                                                    -----------    -----------
       Total interest income ....................        11,650          9,547
                                                    -----------    -----------
INTEREST EXPENSE:
   Interest on deposits .........................         4,788          3,284
   Interest on borrowed money ...................         2,367          2,446
                                                    -----------    -----------
       Total interest expense ...................         7,155          5,730
                                                    -----------    -----------
NET INTEREST INCOME .............................         4,495          3,817

PROVISION FOR LOAN LOSSES .......................           120            120
                                                    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES ..............................         4,375          3,697
                                                    -----------    -----------
OTHER INCOME:
   Service charges and other fees ...............           196            107
   Loss on sale of real estate owned ............            --            (25)
   Gain on sale of mortgage-backed securities ...            --            173
   (Loss) gain on sale of loans .................           (11)            23
   Loss on SBIC investments .....................          (246)            --
   Rental income ................................            50             29
   Trading revenues from brokerage operations ...           360             --
   Miscellaneous other income ...................            83             31
                                                    -----------    -----------
       Total other income .......................           432            338
                                                    -----------    -----------
OTHER EXPENSES:
   Salaries and employee benefits ...............         1,784          1,285
   Occupancy and equipment ......................           592            319
   Federal insurance premium ....................            20             15
   Professional fees ............................           111             84
   Advertising and promotion ....................            94             91
   Amortization of excess of cost over fair value
   of net assets acquired .......................           180             --
   Other ........................................           871            564
                                                    -----------    -----------
       Total other expenses .....................         3,652          2,358
                                                    -----------    -----------
INCOME BEFORE INCOME TAXES ......................         1,155          1,677
                                                    -----------    -----------
INCOME TAXES ....................................           179            372
                                                    -----------    -----------
NET INCOME ......................................   $       976    $     1,305
                                                    ===========    ===========

BASIC EARNINGS PER SHARE ........................   $       .15    $       .18
DILUTED EARNINGS PER SHARE ......................   $       .15    $       .18

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC ..........................     6,552,248      7,071,192
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED ........................     6,599,527      7,102,610

See notes to unaudited consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                             For the Three Months
                                                                                Ended March 31,
                                                                                ---------------
                                                                              2001        2000
                                                                              ----        ----
OPERATING ACTIVITIES:
Net income .............................................................   $    976    $  1,305
Adjustments to reconcile net income to net cash provided
by operating activities:
   Provision for loan losses ...........................................        120         120
   Depreciation ........................................................        244         145
   Amortization of stock benefit plans .................................        242         239
   Amortization of excess of cost over fair value of net assets acquired        180          --
   Amortization of net premiums (discounts) on:
     Loans purchased ...................................................         18          26
     Investments .......................................................       (261)       (337)
     Mortgage-backed securities ........................................        229         243
   Loss (gain) on sale of loans ........................................         11         (23)
   Gain on sale of mortgage-backed securities ..........................         --        (173)
   Net decrease in trading securities ..................................     16,520          --
   Loss on sale of real estate owned ...................................         --          25
   Increase in other assets ............................................       (567)       (483)
   Decrease in other liabilities .......................................    (17,243)      1,344
                                                                           --------    --------
Net cash provided by operating activities ..............................        469       2,431
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities ..........................................     16,578       4,666
   Loans ...............................................................      9,453       9,306
Loans originated .......................................................    (21,195)    (21,132)
Loans acquired .........................................................         --      (4,800)
Purchases of:
   Investments .........................................................        (40)        (80)
   Mortgage-backed securities ..........................................    (35,584)    (26,980)
   Office properties and equipment .....................................       (468)       (255)
   FHLB Stock ..........................................................     (1,250)       (149)
Proceeds from the sale of loans ........................................      3,199          23
Proceeds from the sale of mortgage-backed securities ...................         --      17,617
Proceeds from sale of real estate owned ................................         --          11
Maturities and calls of investments ....................................     14,627          --
                                                                           --------    --------
Net cash used in investing activities ..................................    (14,680)    (21,773)
FINANCING ACTIVITIES:
Net increase in deposits ...............................................        458      20,260
Net decrease in advances from borrowers for taxes and insurance ........     (1,263)     (1,289)
Net increase in FHLB advances ..........................................     25,000          --
Net decrease in other borrowings .......................................       (250)       (500)
Purchase of treasury stock .............................................       (687)     (2,180)
Cash dividends .........................................................       (493)       (448)
                                                                           --------    --------
Net cash provided by financing activities ..............................     22,765      15,843
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents ...................      8,554      (3,499)
Cash and cash equivalents, beginning of period .........................     20,320      37,197
                                                                           --------    --------
Cash and cash equivalents, end of period ...............................     28,874      33,698
                                                                           ========    ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed ...........................   $  7,122    $  5,712
Income taxes paid ......................................................          6          --
Noncash transfers from loans to real estate owned ......................         19          25


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.

NOTE 3 - INVESTMENTS AVAILABLE FOR SALE

Investments at March 31, 2001 and December 31, 2000 consisted of the following:

                                                              March 31, 2001              December 31, 2000
                                                        Amortized     Approximate     Amortized     Approximate
                                                          Cost        Fair Value        Cost        Fair Value
                                                       ---------     ----------      ---------     ----------
U.S. Treasury securities and securities
of U.S. government agencies -
1 to 5 years.......................................    $   3,000     $    3,000      $      --     $       --
5 to 10 years......................................        3,009          3,110          6,011          6,024
More than 10 years.................................       32,000         31,912         42,000         41,123
FHLB and FHLMC Bonds - more than 10 years..........       14,489         13,906         18,883         16,203
Municipal bonds - 5 to 10 years....................          152            153            153            153
Municipal bonds - more than 10 years...............       46,747         46,687         46,703         45,948
Mutual funds.......................................        1,469          1,469          1,439          1,439
Capital trust securities...........................       12,833         11,046         12,847         10,727
Equity investments.................................        5,345          5,465          5,345          5,104
Other..............................................        1,488          1,488          1,477          1,477
                                                       ---------     ----------      ---------     ----------
Total..............................................    $ 120,532     $  118,236      $ 134,858     $  128,198
                                                       =========     ==========      =========     ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at March 31, 2001 and December 31, 2000 consisted of the following:

                                                              March 31, 2001             December 31, 2000
                                                        Amortized     Approximate     Amortized     Approximate
                                                          Cost        Fair Value        Cost        Fair Value
                                                       ---------     ----------      ---------     ----------
GNMA pass-through certificates.......................  $ 177,125      $  179,264      $ 159,303     $  160,075
FNMA pass-through certificates.......................     75,840          76,129         74,246         73,727
FHLMC pass-through certificates......................     18,395          18,859         18,837         19,075
FHLMC real estate mortgage investment conduits.......      5,714           5,837          5,911          5,993
                                                       ---------      ----------      ---------     ----------
Total................................................  $ 277,074      $  280,089      $ 258,297     $  258,870
                                                       =========      ==========      =========     ==========

NOTE 5 - TRADING SECURITIES

Trading securities are securities owned by TGH Securities, a wholly owned broker/dealer subsidiary of the Company. Trading securities are carried at fair value. These securities generally consist of short-term municipal notes and bonds. Gains and losses both realized and unrealized are included in operating income.

NOTE 6 - LOANS RECEIVABLE

Loans receivable at March 31, 2001 and December 31, 2000 consisted of the following:

                                                        March 31, 2001    December 31, 2000
                                                        --------------    -----------------
Mortgage loans:
         1-4 family residential........................   $  121,683          $  121,230
         Commercial real estate........................       59,967              54,763
Home equity lines of credit and improvement loans......       14,816              12,999
Commercial non-mortgage loans..........................       17,137              14,731
Construction loans - net...............................       15,973              14,210
Loans on savings accounts..............................          881                 726
Consumer loans    .....................................          339                 152
                                                          ----------          ----------
         Total loans...................................      230,796             218,811
                                                          ----------          ----------
Plus: unamortized premiums.............................          324                 347
Less:
         Net discounts on loans purchased..............          (15)                (15)
         Deferred loan fees............................       (1,572)             (1,629)
         Allowance for loan losses.....................       (1,791)             (1,682)
                                                          -----------         ----------
Total                                                     $  227,742          $  215,832
                                                          ==========          ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                     March 31, 2001           December 31, 2000
                                    Amount  % of Total       Amount   % of Total
                                    ------  ----------       ------   ----------
NOW accounts and
   transaction checking         $   40,207       9.9%    $   41,181      10.1%
Money Market Demand accounts        30,673       7.5%        26,582       6.5%
Passbook accounts                  102,532      25.2%       103,209      25.4%
Certificate accounts               233,730      57.4%       235,712      58.0%
                                ----------      -----    ----------      -----
Total                           $  407,142     100.0%    $  406,684     100.0%
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

NOTE 9 - COMPREHENSIVE INCOME (LOSS)

For the three-month periods ended March 31, 2001 and March 31, 2000, the Company reported total comprehensive income of approximately $5.5 and $2.3 million, respectively. Other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On March 21, 2001 the Company declared a dividend of $.07 per share payable April 13, 2001 to stockholders of record on March 31, 2001.

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

The branch acquisitions have been accounted for under the purchase method of accounting. The allocation of purchase price was completed during the quarter ended March 31, 2001 after determining the final valuation of the fair market value of the assets acquired and the liabilities assumed. An adjustment was recorded increasing the excess of cost over fair value of assets acquired and decreasing office properties and equipment for $985,000.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch,  the  ability  to  control  costs  and  expenses,  new  legislation  and regulations and general market conditions. Thistle Group Holdings, Co. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Comparison of Financial Condition
---------------------------------

The Company had total assets of $711.5 million as of March 31, 2001, representing an increase of $11.3 million from the balance of $700.2 million as of December 31, 2000. The increase was due mainly to an increase in loans receivable of $11.9 million and an increase in mortgage-backed securities of $21.2 million primarily funded by FHLB advances of $25 million and calls on investment securities available for sale.

Trading securities decreased $16.5 million to $11.5 million at March 31, 2001 from $28.0 million at December 31, 2000. Fluctuations in the balance of trading securities are due to the operation of TGH Securities.

Mortgage-backed securities increased $21.2 million or 8.2% to $280.1 million at March 31, 2001 from $258.9 million at December 31, 2000. This increase was the result of $35.6 million in purchases and a decrease in the unrealized loss of $2.4 million offset by $16.6 million in repayments.

Loans receivable increased $11.9 million or 5.5% to $227.7 million at March 31, 2001 from $215.8 million at December 31, 2000. This increase was the result of $21.2 million of loan originations including $5.7 million of non-residential loans, offset by principal repayments of $9.5 million.

FHLB Advances increased $25 million or 14.5% to $196.9 million at March 31, 2001 from $171.9 million at December 31, 2000. The advances funded purchases of mortgage-backed securities.

Accounts payable and accrued expenses decreased $17.2 million or 52.6% to $15.5 million at March 31, 2001 from $32.7 million at December 31, 2000. The fluctuation is due mainly to the activity at TGH Securities and represents monies due to brokers/dealers for securities purchased. This payable may fluctuate from period to period, depending upon the amount of securities owned by TGH Securities at each quarter end or year end.

Total stockholders' equity increased $4.5 million or 5.5% to $87.6 million at March 31, 2001 from $83.1 million at December 31, 2000 primarily due to a decrease in the accumulated other comprehensive loss of $4.5 million as a result of changes in the net unrealized loss on the available for sale securities portfolio due to fluctuations in the interest rates. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                   At                   At
                                             March 31, 2001    December 31, 2000
                                             --------------    -----------------
                                                   (Dollars in Thousands)

Total non-performing loans...................   $   143              $  170
Real estate owned............................        59                  47
                                                -------              ------
Total non-performing assets..................   $   202              $  217
                                                =======              ======
Total non-performing loans to
total loans..................................       .06%                .08%

Total non-performing assets to
total assets.................................       .03%                .03%

Allowance for loan loss......................   $ 1,791              $1,682

Allowance for loan losses as a percentage
of total non-performing assets...............       887%                775%

Allowance for loan losses as a percentage
of total non-performing loans................     1,054%                989%

Allowance for loan losses as a percentage
of total average loans.......................      .80%                 .81%

Comparison of Operations  for the  Three-Month  Periods Ended March 31, 2001 and
--------------------------------------------------------------------------------
2000
----

Net Income. Net income for the three months ended March 31, 2001 decreased $329,000 or 25% over the same period in 2000. The decrease for the three-month period is due to an increase in net interest income of $678,000, and increase of $94,000 in other income offset by an increase of $1.3 million in non-interest expense.

Total Interest Income. Interest income for the three months ended March 31, 2001 increased $2.1 million or 22% over the quarter ended March 31, 2000 due primarily to an increase of $108.0 million in the average balance of interest-earning assets and an increase in the average yield of 13 basis points.

Total Interest Expense. Interest expense for the three months ended March 31, 2001 increased $1.4 million 24.9% over the quarter ended March 31, 2000 due primarily to an increase of $103.0 million in the average balance of interest-bearing liabilities and an increase of 14 basis points in the average cost of funds.

Net Interest Income. Net interest income for the three months ended March 31, 2001 increased $678,000 or 18.3% over the quarter ended March 31, 2000 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 1 basis point to 2.26% for the three months ended March 31, 2001 from 2.27% for the same period in 2000.

Provision for Losses on Loans. The provision for losses on loans for the three months ended March 31, 2001 and 2000 totaled $120,000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. Management will continue to review its loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Total non-interest income for the quarter ended March 31, 2001 increased $94,000 over the quarter ended March 31, 2000. The increase in non-interest income for the quarter ended March 31, 2001 was primarily a result of $360,000 of trading revenues of TGH Securities offset by a $246,000 loss on SBIC investments.

Non-interest Expenses. Total non-interest expense for the quarter ended March 31, 2001 increased $1.3 million, or 54.9% over the quarter ended March 31, 2000. The most significant increases in non-interest expense for the quarter were primarily attributable to salary and employee benefits, occupancy and equipment costs and amortization of cost over fair value of assets acquired. The increase in such expenses was attributable to the addition of personnel in commercial lending, the operation of TGH Securities and the branch acquisitions. Such non-interest expenses were not reflected in the comparative quarter. For the current three-month period, salaries and employee benefits and occupancy and equipment costs increased $499,000 and $273,000, respectively, over the same 2000 periods.

Liquidity and Capital Resources
-------------------------------

On March 31, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                    Amount          Percent
                                                    ------          -------
                                                        (in Thousands)
Tangible capital.............................     $  51,333           7.6%
Tangible capital requirement.................        10,058           1.5%
                                                  ---------          -----
Excess over requirement......................     $  41,275           6.1%
                                                  =========          =====

Core capital.................................     $  51,333           7.6%
Core capital requirement.....................        26,822           4.0%
                                                  ---------          -----
Excess over requirement......................     $  24,511           3.6%
                                                  =========          =====


Risk based capital...........................     $  53,124          21.0%
Risk based capital requirement...............        20,206           8.0%
                                                  ---------          -----
Excess over requirement......................     $  32,918          13.0%
                                                  =========          =====

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended March 31, 2001, the Company originated $21.2 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $35.6 million during the three-month period ended March 31, 2001. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. The requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.0%. The Bank's liquidity ratio was 7.7% at March 31, 2001.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $28.9 million.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2001, the Company had $23.1 million in commitments to fund loans. Certificates of deposit which were scheduled to mature in one year or less as of March 31, 2001 totaled $192.3 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Ratios
                                                     For the
                                                Three Months Ended
                                                     March 31,
                                                     ---------
                                                2001(1)     2000(1)

Return on average assets                          .57%        .92%
Return on average equity                         4.50%       7.14%
Yield on average interest-earning assets         7.15%       7.02%
Cost of average interest-bearing liabilities     4.88%       4.74%
Interest rate spread (2)                         2.26%       2.27%
Net interest margin                              2.76%       2.81%

                                         At March 31, 2001  At December 31, 2000
                                         -----------------  --------------------

Tangible book value per share                 $12.43               $11.67


(1)  The ratios for the three-month period are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

There were no significant changes for the three months ended March 31, 2001 from the information presented in the Form 10K for December 31, 2000, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Item 6  Exhibits and Reports on Form 8-K

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

(b) No Reports on Form 8-K were filed during the quarter covered by this Report.

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

                              THISTLE GROUP HOLDINGS, CO.



Date: May 14, 2001                   By:  /s/John F. McGill, Jr.
                                          --------------------------------------
                                          John F. McGill, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date: May 14, 2001                   By:  /s/Jerry Naessens
                                          --------------------------------------
                                          Jerry Naessens
                                          Chief Financial Officer
                                          (Principal Financial Officer)