Form 10-Q
period 2001-06-30
THISTLE GROUP HOLDINGS CO
filed 2001-08-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 6, 2001.

                  Class                                     Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                         6,739,955

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Financial Statements and Notes Thereto.........................3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................9

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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                      June 30, 2001        December 31, 2000
                                                                                      -------------        -----------------

ASSETS
Cash on hand and in banks ......................................................       $    2,449                 $   4,132
Interest-bearing deposits ......................................................           18,798                    16,188
                                                                                       ----------                    ------
                  Total cash and cash equivalents ..............................           21,247                    20,320
Investments held to maturity
                  (approximate fair value of $75,176)...........................           75,780                        --
Investments available for sale at fair value
                  (amortized cost of $34,164 and $134,858) .....................           33,116                   128,198
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $268,387 and $258,297) ....................          270,595                   258,870
Trading securities..............................................................           35,180                    28,034
Loans receivable (net of allowance for loan losses of
                  $1,899 and $1,682) ...........................................          240,848                   215,832
Loans held for sale ............................................................               --                     3,528
Accrued interest receivable ....................................................            4,512                     4,711
FHLB stock - at cost ...........................................................            8,594                     8,594
Real estate acquired through foreclosure - net .................................               74                        47
Office properties and equipment - net ..........................................            6,375                     6,920
Cash surrender value of life insurance .........................................           12,283                    12,066
Excess of cost over fair value of net assets acquired ..........................            8,042                     7,419
Prepaid expenses and other assets ..............................................            2,997                     2,243
Prepaid income taxes............................................................              326                        --
Deferred income taxes ..........................................................            1,246                     3,398
                                                                                       ----------                 ---------
                  TOTAL ASSETS .................................................       $  721,215                 $ 700,180
                                                                                       ==========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  417,035                 $ 406,684
Accrued interest payable .......................................................              910                       982
Advances from borrowers for taxes and insurance ................................            1,908                     2,534
FHLB advances ..................................................................          171,884                   171,884
Payable to brokers and dealers .................................................           33,774                    27,879
Accounts payable and accrued expenses ..........................................            6,023                     4,871
Other borrowings ...............................................................            2,500                     1,750
Dividends payable ..............................................................              488                       498
Accrued income taxes ...........................................................               --                        40
                                                                                       ----------                 ---------
                  TOTAL LIABILITIES ............................................          634,522                   617,122
                                                                                       ----------                 ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2001 and 2000 ...................................................               --                        --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2001 and 2000; 6,954,432 outstanding June 30, 2001
and 7,118,161 outstanding December 31, 2000 ....................................              900                       900
Additional paid-in capital .....................................................           92,896                    93,330
Common stock acquired by stock benefit plans ...................................           (6,800)                   (7,261)
Treasury stock at cost, 2,045,557 shares at June 30, 2001 and
1,881,828 shares at December 31, 2000 ..........................................          (18,080)                  (16,645)
Accumulated other comprehensive loss............................................             (112)                   (4,015)
Retained earnings - partially restricted .......................................           17,889                    16,749
                                                                                       ----------                 ---------
                  Total stockholders' equity ...................................           86,693                    83,058
                                                                                       ----------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $  721,215                 $ 700,180
                                                                                       ==========                 =========

See notes to unaudited consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     For the Three Months                  For the Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                                         --------------                      --------------
                                                                       2001           2000                2001          2000
INTEREST INCOME:
   Interest on loans.....................................           $ 4,606       $  3,693            $  9,280       $ 7,024
   Interest on mortgage-backed securities................             4,421          3,646               8,888         7,132
   Interest and dividends on investments.................             2,268          2,735               4,777         5,465
                                                                    -------       --------            --------       -------
       Total interest income.............................            11,295         10,074              22,945        19,621
                                                                    -------       --------            --------       -------

INTEREST EXPENSE:
   Interest on deposits..................................             4,581          3,618               9,369         6,902
   Interest on borrowed money............................             2,471          2,527               4,838         4,973
                                                                    -------       --------            --------       -------
       Total interest expense............................             7,052          6,145              14,207        11,875
                                                                    -------       --------            --------       -------

NET INTEREST INCOME                                                   4,243          3,929               8,738         7,746

PROVISION FOR LOAN LOSSES................................               120            120                 240           240
                                                                    -------       --------            --------       -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................             4,123          3,809               8,498         7,506
                                                                    -------       --------            --------       -------
OTHER INCOME:
   Service charges and other fees........................               211            114                 407           221
   Loss on sale of real estate owned.....................                --             (9)                 --           (34)
   Gain on sale of mortgage-backed securities............               141             --                 141           173
   Gain (loss) on sale of loans..........................                --             --                 (11)           23
   Gain on sale of investments...........................                --            333                  --           333
   Loss on SBIC investments..............................               (57)            --                (303)           --
   Rental income.........................................                46             44                  96            73
   Trading revenues from brokerage operations............               535            114                 895           114
   Miscellaneous other income............................                --             19                  83            50
                                                                    -------       --------            --------       -------
       Total other income................................               876            615               1,308           953
                                                                    -------       --------            --------       -------
OTHER EXPENSES:
   Salaries and employee benefits........................             1,895          1,284               3,679         2,588
   Occupancy and equipment...............................               559            343               1,151           666
   Federal insurance premium.............................                21             15                  41            30
   Professional fees.....................................               102             91                 213           177
   Advertising and promotion.............................                80             70                 174           161
   Amortization of excess of cost over fair value
   of assets acquired....................................               180             --                 360            --
   Other.................................................               761            603               1,632         1,142
                                                                    -------       --------            --------       -------
       Total other expenses..............................             3,598          2,406               7,250         4,764
                                                                    -------       --------            --------       -------

INCOME BEFORE INCOME TAXES...............................             1,401          2,018               2,556         3,695
                                                                    -------       --------            --------       -------

INCOME TAXES.............................................               256            438                 435           810
                                                                    -------       --------            --------       -------

NET INCOME...............................................           $ 1,145       $  1,580            $  2,121       $ 2,885
                                                                    =======       ========            ========       =======

BASIC EARNINGS PER SHARE.................................           $   .17       $   .23             $   .32        $   .41
DILUTED EARNINGS PER SHARE...............................           $   .17       $   .23             $   .32        $   .41

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................         6,541,185     6,877,771            6,546,716    6,974,481
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................         6,581,352     6,909,325            6,590,439    7,005,967

See notes to unaudited consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 For the Six Months
                                                                                                   Ended June 30,
                                                                                             ------------------------
                                                                                             2001                2000
                                                                                             ----                ----
OPERATING ACTIVITIES:
Net income..................................................................               $ 2,121             $ 2,885
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Provision for loan losses................................................                   240                 240
   Depreciation.............................................................                   499                 294
   Amortization of stock benefit plans......................................                   445                 444
   Amortization of excess of cost over fair value of net assets acquired....                   362
   Amortization of net premiums (discounts) on:
     Loans purchased........................................................                    36                  21
     Investments............................................................                  (523)               (669)
     Mortgage-backed securities.............................................                   547                 439
   Loss (gain) on sale of loans.............................................                    11                 (23)
   Gain on sale of investments..............................................                    --                (333)
   Gain on sale of mortgage-backed securities...............................                  (141)               (173)
   Net decrease in trading securities.......................................                (7,146)            (13,160)
   Loss on sale of real estate owned........................................                    --                  34
   Increase in other assets.................................................                (1,344)               (738)
   Decrease in other liabilities............................................                 6,865               7,216
                                                                                           -------             -------
Net cash provided by (used in) operating activities.........................                 1,972              (3,523)
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................                45,175              10,013
   Loans....................................................................                25,999              16,184
Loans originated............................................................               (51,001)            (35,704)
Loans acquired..............................................................                    --             (10,373)
Purchases of:
   Investments .............................................................                   (75)               (263)
   Mortgage-backed securities...............................................               (67,048)            (31,914)
   Office properties and equipment..........................................                  (939)               (407)
   FHLB Stock...............................................................                    --                (149)
Proceeds from the sale of loans.............................................                 3,199                  23
Proceeds from the sale of investments.......................................                    --                 833
Proceeds from the sale of mortgage-backed securities........................                11,377              17,617
Proceeds from sale of real estate owned.....................................                    --                  27
Maturities and calls of investments.........................................                24,632                  --
                                                                                           -------             -------
Net cash used in investing activities.......................................                (8,681)            (34,113)
FINANCING ACTIVITIES:
Net increase in deposits....................................................                10,351              25,695
Net decrease in advances from borrowers for taxes and insurance.............                  (626)               (573)
Net decrease in other borrowings............................................                   750               4,060
Purchase of treasury stock..................................................                (1,858)             (2,509)
Cash dividends..............................................................                  (981)               (893)
                                                                                           -------             -------
Net cash provided by financing activities...................................                 7,636              25,780
                                                                                           -------             -------
Net increase (decrease) in cash and cash equivalents........................                   927             (11,856)
Cash and cash equivalents, beginning of period..............................                20,320              37,197
                                                                                           -------             -------
Cash and cash equivalents, end of period....................................                21,247              25,341
                                                                                           =======             =======
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed................................               $14,283             $11,850
Income taxes paid...........................................................                   468                 546
Noncash transfers from loans to real estate owned...........................                    47                  85
Noncash transfer of investments from available for sale to held to maturity.                75,446                  --

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2000.

NOTE 3 - INVESTMENTS

On May 31, 2001, the Company reclassified certain U.S. government agency securities, FHLB and FHLMC bonds and municipal bonds from available for sale to held to maturity as it is the intent of the Company to hold such securities to maturity.

Investments held to maturity at June 30, 2001 consisted of the following:

                                                               June 30, 2001
                                                        Amortized          Approximate
                                                          Cost             Fair Value
                                                       ---------          ------------
U.S. Treasury securities and securities
of U.S. government agencies -
1 to 5 years.......................................    $   3,000          $    3,000
More than 10 years.................................       11,945              11,813
FHLB and FHLMC bonds - more than 10 years..........       14,406              14,067
Municipal bonds - 5 to 10 years....................          147                 148
Municipal bonds - more than 10 years...............       46,282              46,148
                                                       ---------          ----------

Total..............................................    $  75,780          $   75,176
                                                       =========          ==========

Investments available for sale at June 30, 2001 and December 31, 2000 consisted of the following:

                                                               June 30, 2001                        December 31, 2000
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
U.S. Treasury securities and securities
of U.S. government agencies -
5 to 10 years......................................    $   3,008          $    3,094          $   6,011          $    6,024
More than 10 years.................................       10,000               9,891             42,000              41,123
FHLB and FHLMC bonds - more than 10 years..........                                              18,883              16,203
Municipal bonds - 5 to 10 years....................                                                 153                 153
Municipal bonds - more than 10 years...............                                              46,703              45,948
Mutual funds.......................................        1,492               1,492              1,439               1,439
Capital trust securities...........................       12,820              11,319             12,847              10,727
Equity investments.................................        5,345               5,821              5,345               5,104
Other..............................................        1,499               1,499              1,477               1,477
                                                       ---------          ----------          ---------          ----------
Total..............................................    $  34,164          $   33,116          $ 134,858          $  128,198
                                                       =========          ==========          =========          ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at June 30, 2001 and December 31, 2000 consisted of the following:

                                                              June 30, 2001                        December 31, 2000
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
GNMA pass-through certificates.......................  $ 154,700          $  156,562          $ 159,303          $  160,075
FNMA pass-through certificates.......................     80,489              80,288             74,246              73,727
FHLMC pass-through certificates......................     27,758              28,161             18,837              19,075
FHLMC real estate mortgage investment conduits.......      5,440               5,584              5,911               5,993
                                                       ---------          ----------          ---------          ----------
Total................................................  $ 268,387          $  270,595          $ 258,297          $  258,870
                                                       =========          ==========          =========          ==========

NOTE 5 - TRADING SECURITIES

Trading securities are securities owned by TGH Securities, a wholly owned broker/dealer subsidiary of the Company. Trading securities are recorded on a trade date basis and are carried at fair value. These securities generally consist of short-term municipal notes and bonds. Gains and losses both realized and unrealized are included in operating income.

NOTE 6 - LOANS RECEIVABLE

Loans receivable at June 30, 2001 and December 31, 2000 consisted of the following:

                                                                 June 30, 2001           December 31, 2000
                                                                 -------------           -----------------
Mortgage loans:
         1 - 4 family residential.............................    $  124,334                 $  121,230
         Commercial real estate...............................        60,295                     54,763
Home equity lines of credit and improvement loans.............        17,512                     12,999
Commercial non-mortgage loans.................................        22,185                     14,731
Construction loans - net......................................        18,300                     14,210
Loans on savings accounts.....................................           739                        726
Consumer loans    ............................................           619                        152
                                                                  ----------                 ----------

         Total loans..........................................       243,984                    218,811
                                                                  ----------                 ----------
Plus: unamortized premiums....................................           307                        347
Less:
         Net discounts on loans purchased.....................           (14)                       (15)
         Deferred loan fees...................................        (1,530)                    (1,629)
         Allowance for loan losses............................        (1,899)                    (1,682)
                                                                  ----------                 ----------
Total                                                             $  240,848                 $  215,832
                                                                  ==========                 ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                                           June 30, 2001                         December 31, 2000
                                                      Amount         % of Total               Amount         % of Total
                                                      ------         ----------               ------         ----------
NOW accounts and
   transaction checking                           $   40,532             9.7%             $   41,181             10.1%
Money Market Demand accounts                          34,152             8.2%                 26,582              6.5%
Passbook accounts                                    103,336            24.8%                103,209             25.4%
Certificate accounts                                 239,015            57.3%                235,712             58.0%
                                                  ----------            -----             ----------             -----
Total                                             $  417,035           100.0%             $  406,684            100.0%
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

NOTE 9 - COMPREHENSIVE INCOME

For the three and six-month periods ended June 30, 2001, the Company reported total comprehensive income of approximately $780 and $6,200, respectively. For the three and six-month periods of the prior year the Company reported total comprehensive income of approximately $2,000 and $4,300, respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On June 13, 2001, the Company declared a dividend of $.07 per share payable July 13, 2001 to stockholders of record on June 30, 2001.

NOTE 11 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effect that adoption of these standards will have on its consolidated financial statements.

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

Overview
--------

o Net interest income decreased 5.6 % from first quarter 2001 and increased 8.0% from the second quarter 2000.
o TGH Securities trading revenues, which are included in non-interest income, increased 48.6% from first quarter 2001. TGH securities commenced operations in May 2000.
o Non-interest expense decreased 1.5% from first quarter 2001 but increased 49.5% from second quarter 2000.
o    Transaction and money market account  deposits grew 5.4% from first quarter
     2001.
o    Loans grew 6% from first quarter 2001.



  ----------------------------------------------------------------------------
                                QTR 6/30/01  QTR 3/31/01 $ INCREASE % INCREASE
  ----------------------------------------------------------------------------
     Net Interest Income         $  4,243   $   4,495    $    (252)   (5.6%)
  ----------------------------------------------------------------------------
     Non-interest Income              876         432          444   102.8%
  ----------------------------------------------------------------------------
     Non-interest Expense           3,598       3,652          (54)   (1.5%)
  ----------------------------------------------------------------------------
     Net Income                     1,145         976          169    17.3%
  ----------------------------------------------------------------------------
     Loans                        240,848     227,742       13,106     5.8%
  ----------------------------------------------------------------------------
     Deposits                     417,035     407,142        9,893     2.4%
  ----------------------------------------------------------------------------


Comparison of Financial Condition
---------------------------------

The Company continued to experience strong asset growth during the quarter. Total assets were $721.2 million at June 30, 2001, representing an increase of $9.7 million from the balance of $711.5 million at March 31, 2001. The increase for the six months ended June 30, 2001 was $21.0 million. This increase was due primarily to an increase in loans receivable of $21.5 million which was funded by deposits and calls on investment securities.

Investments held to maturity increased $75.8 million to $75.8 million at June 30, 2001 as the Company transferred certain available-for-sale securities during the quarter to held-to-maturity securities. It is the Company's intent to hold such securities until maturity.

Investments available for sale decreased $95.1 million to $33.1 million at June 30, 2001 from $128.2 million at December 31, 2000 due to the transfer discussed above, as well as to $10.0 million in calls on securities.

Trading securities increased $7.1 million to $35.2 million at June 30, 2001 from $28.0 million at December 31, 2000. Fluctuations in the balance of trading securities are due to the operation of TGH Securities.

Mortgage-backed securities increased $11.7 million, or 4.5%, to $270.6 million at June 30, 2001 from $258.9 million at December 31, 2000. This increase was the result of $31.5 million in purchases offset by $28.6 million in sales and $11.2 million in repayments.

Loans receivable increased $25.0 million, or 11.6%, to $240.8 million at June 30, 2001 from $215.8 million at December 31, 2000. This increase was the result of $51.0 million of loan originations including $13.3 million of non-residential loans, offset by principal repayments of $26.0 million. Loans grew $13.1 million or 6% from the first quarter of 2001, of which $7.7 million represented aggregate growth in residential, construction, and home equity loans and lines of credit.

Deposits increased $10.3 million, or 2.5%, to $417.0 million at June 30, 2001 from $406.7 million at December 31, 2000. NOW accounts, transaction checking and money market accounts increased $6.9 million; passbook accounts increased $127,000, and certificates increased $3.3 million as a result of the Company's plan to develop and expand new and existing customer relationships. Of this increase at June 30, 2001, transaction and money market account deposits grew 5.4% from first quarter 2001.

Accounts payable and accrued expenses increased $7.0 million, or 21.5%, to $39.8 million at June 30, 2001 from $32.7 million at December 31, 2000. The fluctuation is due mainly to the activity at TGH Securities and represents monies due to brokers/dealers for securities purchased. This payable may fluctuate from period to period, depending upon the amount of securities owned by TGH Securities at each quarter end or year end.

Total stockholders' equity increased $3.6 million, or 4.4%, to $86.7 million at June 30, 2001 from $83.1 million at December 31, 2000 primarily due to a decrease in the accumulated other comprehensive loss of $3.9 million as a result of changes in the net unrealized loss on the available for sale securities portfolio due to fluctuations in the interest rates. Because of interest rate changes, the Company's accumulated other comprehensive loss may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                      At                   At
                                                 June 30, 2001      December 31, 2000
                                                 -------------      -----------------
                                                       (Dollars in Thousands)
Total non-performing loans.......................   $ 2,973              $  170
Real estate owned................................        74                  47
                                                    -------              ------

Total non-performing assets......................   $ 3,047              $  217
                                                    =======              ======

Total non-performing loans to
total loans......................................      1.23%                .08%

Total non-performing assets to
total assets.....................................       .42%                .03%

Allowance for loan loss..........................   $ 1,899              $1,682

Allowance for loan losses as a percentage
of total non-performing assets...................        62%                775%

Allowance for loan losses as a percentage
of total non-performing loans....................        64%                989%

Allowance for loan losses as a percentage
of total average loans...........................       .82%                .81%

Non-performing assets were $3.0 million at June 30, 2001 as compared to $217,000 at December 31, 2000. This increase was due to one non-performing commercial real estate loan which was classified as substandard. The loan is collateralized by the underlying property as well as additional collateral. The Company is vigorously pursuing all legal remedies.

Comparison of Operations for the Three and Six-month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

Net Income. Net income for the three and six months ended June 30, 2001 decreased $435,000, or 27.5%, and $764,000, or 26.4%, respectively, over the same periods in 2000. The decrease for the three-month period is due to an increase of $1.2 million in non-interest expense, offset by an increase in net interest income of $314,000 and an increase of $261,000 in other income. The decrease for the six-month period is due to an increase of $2.5 million in non-interest expense, offset by an increase in net interest income of $992,000 and an increase of $335,000 in other income.

Total Interest Income. Interest income for the three months ended June 30, 2001 increased $1.2 million over the three months ended June 30, 2000 primarily due to an increase of $105.6 million in the average balance of interest-earning assets, partially offset by a decrease in the average yield of 41 basis points. Interest income for the six months ended June 30, 2001 increased $3.3 million over the six months ended June 30, 2000 primarily due to an increase of $106.8 million in the average balance of interest-earning assets, partially offset by a decrease in the average yield of 15 basis points.

Total Interest Expense. Interest expense for the three months ended June 30, 2001 increased $900,000 over the three months ended June 30, 2000. The increase in interest expense primarily reflects an increase of $92.6 million in the average balance of interest-bearing liabilities, partially offset by a decrease of 16 basis points in the average cost of funds. Interest expense for the six months ended June 30, 2001 increased $2.3 million over the six months ended June 30, 2000. The increase in interest expense primarily reflects an increase of $97.8 million in the average balance of interest-bearing liabilities.

Net Interest Income. Net interest income for the three months ended June 30, 2001 increased $314,000, or 8.2%, over the three months ended June 30, 2000 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 25 basis points to 2.03% for the three months ended June 30, 2001 from 2.28% for the same period in 2000. Net interest income for the six months ended June 30, 2001 increased $992,000, or 13.2%, as compared to the same period of the prior year. The net interest spread for the current six-month period decreased by 14 basis points to 2.14% for the six months ended June 30, 2001 from 2.28% for the same period in 2000. During the three months ended June 30, 2001, uncollected interest of $130,000 was charged against interest income due to a commercial loan that was classified as non-performing. Additionally, due to heavy repayments in the Company's investment portfolio and the continuation of the Federal Reserve's reduction of interest rates during the first six months of 2001, the Company has experienced reduced interest margins.

The declining rate environment has caused margin compression. The result of Federal Reserve easings of 275 basis points during the first six months has been very positive for the Bank in its effort to aggressively price down its deposits. Unfortunately, this same action by the Federal Reserve has had a muting effect on net interest margins as very high prepayments from the Bank's securities portfolio and intermittent calls on agency securities occur immediately, causing somewhat higher cash balances in the short term and lower reinvestment rates. Forward, the Bank will continue to price down its deposits. On the asset side, cash from calls and repayments will be used to fund loans and purchase mortgage-backed securities. These purchases will have short to medium duration and good cash flow. These characteristics should position the entire portfolio well with respect to earnings and book value in the event the interest rate environment reverses during the next year. However, given the current rate environment and the Company's asset strategy, the Company does not expect interest rate margins to increase over the next six months of 2001.

Provision for Losses on Loans. The provision for losses on loans for the three and six months ended June 30, 2001 totaled $120,000 and $240,000, respectively, as compared to $120,000 and $240,000 for the same periods in 2000. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Total non-interest income for the three months and six months ended June 30, 2001 increased $261,000 and $355,000, respectively, over the same periods of the prior year. The increase in non-interest income was primarily due to the operations of TGH Securities. In the three and six months ended June 30, 2001, trading revenues from TGH Securities were $535,000 and $895,000, respectively, compared to $114,000 and $114,000, respectively, over the same prior year periods.

Non-interest Expenses. Total non-interest expense for the three months and six months ended June 30, 2001 increased $1.2 million and $2.5 million, respectively, over the same periods of the prior year. The most significant increases in non-interest expense for the current three months and six months ended were primarily attributable to salary and employee benefits, occupancy and equipment costs and goodwill amortization costs. The increase in expenses was due to the addition of personnel in commercial lending, the operations of TGH Securities and the branches acquired in the second quarter of 2000. Such non-interest expenses were not reflected in the comparative 2000 periods. For the current three and six month periods, salaries and employee benefits, occupancy and equipment costs and goodwill amortization increased $1.0 million and $1.9 million, respectively, over the same 2000 periods.

Liquidity and Capital Resources
-------------------------------

On June 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount                   Percent
                                           ------                   -------
                                                    (in Thousands)
Tangible capital....................     $  53,461                    8.14%
Tangible capital requirement........         9,857                    1.50%
                                         ---------                 --------
Excess over requirement.............     $  43,604                    6.64%
                                         =========                 ========

Core capital........................     $  53,461                    8.14%
Core capital requirement............        26,286                    4.00%
                                         ---------                 --------
Excess over requirement.............     $  27,175                    4.14%
                                         =========                 ========


Risk based capital..................     $  55,360                   20.99%
Risk based capital requirement......        21,096                    8.00%
                                         ---------                 --------
Excess over requirement.............     $  34,264                   12.99%
                                         =========                 ========

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the six months ended June 30, 2001, the Company originated $51.0 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $67.0 million during the six-month period ended June 30, 2001. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $21.2 million. The Bank's liquidity ratio was 5.79% at June 30, 2001.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2001, the Company had $30.9 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of June 30, 2001 totaled $172.6 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

During the third quarter, the Bank will open its newest banking office in the Northern Liberties section of Philadelphia. Situated in a state-sponsored Keystone Opportunity Zone, the building will also serve as an incubator site for young local companies. In addition to the City of Philadelphia and the State of Pennsylvania, sponsors of the building include Microsoft and the Eastern Technology Council. The Northern Liberties office represents the Bank's first Center City location, and positions the Bank in an under-banked, dynamic section of the city.

                                                            For the                            For the
                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                           --------                           --------
                                                    2001(1)      2000(1)              2001(1)       2000(1)

Return on average assets                              .64%       1.08%                  .61%        1.01%
Return on average equity                             5.28%       8.56%                 4.89%        7.86%
Yield on average interest-earning assets             6.80%       7.21%                 6.97%        7.12%
Cost of average interest-bearing liabilities         4.77%       4.93%                 4.83%        4.84%
Interest rate spread (2)                             2.03%       2.28%                 2.14%        2.28%
Net interest margin                                  2.56%       2.81%                 2.66%        2.81%

                                                       At June 30, 2001                 At December 31, 2000
                                                       ----------------                 --------------------
Tangible book value per share                               $11.31                             $10.63

(1)  The ratios for the three and six-month periods are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

There were no significant changes for the six months ended June 30, 2001 from the information presented in the Form 10K for December 31, 2000, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at June 30, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2001, the Annual Meeting of stockholders of the Company was held to elect management's nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

                      Nominee                 For                  Withheld
                      -------                 ---                  --------
                      William A. Lamb, Sr.    6,149,008   98.6%    89,137   1.4%
                      Jerry A. Naessens       6,148,612   98.6%    89,533   1.4%

With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

                      For                      Against             Abstain
                      ---                      -------             -------
                      6,173,373   99.0%        31,366   .5%        33,406   .5%

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          a)   The following Exhibits are filed as part of this report:
             3(i)     Articles of Incorporation****
             3(ii)    Bylaws*
             4.1      Shareholder Rights Plan**
            10.1      1992 Stock Option Plan of  Roxborough-Manayunk  Federal Savings Bank*
            10.2      1992 Management  Stock Bonus Plan of  Roxborough-Manayunk Bank*
            10.3      1994 Stock Option Plan of Roxborough-Manayunk  Bank*
            10.4      1994 Management Stock Bonus Plan of  Roxborough-Manayunk  Bank*
            10.5      Employment Agreement with John F. McGill, Jr.****
            10.6      Employment Agreement with Jerry Naessens*
            10.7      1999 Stock Option Plan ***
            10.8      1999 Restricted Stock Plan***

b)       Reports on Form 8-K

         The registrant filed on May 25, 2001 a Form 8-K (Items 7 and 9) which included its 1st Quarter Report To Shareholders.

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

                                    THISTLE GROUP HOLDINGS, CO.



Date: August 14, 2001               By:  /s/ John F. McGill, Jr.
                                         ---------------------------------------
                                         John F. McGill, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Date: August 14, 2001               By:  /s/ Jerry Naessens
                                         ---------------------------------------
                                         Jerry Naessens
                                         Chief Financial Officer
                                         (Principal Financial Officer)