Form 10-Q
period 2001-09-30
THISTLE GROUP HOLDINGS CO
filed 2001-11-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, October 23, 2001.

                  Class                       Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock           6,699,955

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - UNAUDITED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Financial Statements and Notes Thereto..........................3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................9

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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                  September 30, 2001        December 31, 2000
                                                                                  ------------------        -----------------
ASSETS
Cash on hand and in banks ......................................................       $    2,953                 $   4,132
Interest-bearing deposits ......................................................           23,590                    16,188
                                                                                       ----------                 ---------
                  Total cash and cash equivalents ..............................           26,543                    20,320
Investments held to maturity
                  (approximate fair value of $60,406)...........................           61,343                        --
Investments available for sale at fair value
                  (amortized cost of $20,571 and $134,858) .....................           19,279                   128,198
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $285,483 and $258,297) ....................          291,864                   258,870
Trading securities..............................................................           26,603                    28,034
Loans receivable (net of allowance for loan losses of
                  $2,083 and $1,682) ...........................................          253,304                   215,832
Loans held for sale ............................................................               --                     3,528
Accrued interest receivable ....................................................            4,142                     4,711
FHLB stock - at cost ...........................................................            8,844                     8,594
Real estate acquired through foreclosure - net .................................               72                        47
Office properties and equipment - net ..........................................            6,372                     6,920
Cash surrender value of life insurance .........................................           12,431                    12,066
Excess of cost over fair value of net assets acquired ..........................            7,861                     7,419
Prepaid expenses and other assets ..............................................            4,486                     2,243
Prepaid income taxes............................................................              411                        --
Deferred income taxes ..........................................................               --                     3,398
                                                                                       ----------                 ---------
                  TOTAL ASSETS .................................................       $  723,555                 $ 700,180
                                                                                       ==========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  419,317                 $ 406,684
Accrued interest payable .......................................................              924                       982
Advances from borrowers for taxes and insurance ................................            1,806                     2,534
FHLB advances ..................................................................          176,884                   171,884
Payable to brokers and dealers .................................................           26,603                    27,879
Accounts payable and accrued expenses ..........................................            6,319                     4,871
Other borrowings ...............................................................            3,000                     1,750
Dividends payable ..............................................................              538                       498
Deferred income taxes...........................................................               88                        --
Accrued income taxes ...........................................................               --                        40
                                                                                       ----------                 ---------
                  TOTAL LIABILITIES ............................................          635,479                   617,122
                                                                                       ----------                 ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2001 and 2000 ...................................................               --                        --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2001 and 2000; 6,729,955 outstanding September 30, 2001
and 7,118,161 outstanding December 31, 2000 ....................................              900                       900
Additional paid-in capital .....................................................           92,894                    93,330
Common stock acquired by stock benefit plans ...................................          (6,592)                    (7,261)
Treasury stock at cost, 2,270,034 shares at September 30, 2001 and
1,881,828 shares at December 31, 2000 ..........................................         (20,508)                   (16,645)
Accumulated other comprehensive income (loss)...................................            2,763                    (4,015)
Retained earnings - partially restricted .......................................           18,619                    16,749
                                                                                       ----------                 ---------
                  Total stockholders' equity ...................................           88,076                    83,058
                                                                                       ----------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $  723,555                 $ 700,180
                                                                                       ==========                 =========

See notes to unaudited consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     For the Three Months                For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                      -------------------                -------------------
                                                                      2001          2000                 2001         2000
INTEREST INCOME:
   Interest on loans.....................................           $ 4,963       $  3,999            $ 14,243       $11,023
   Interest on mortgage-backed securities................             4,314          4,206              13,202        11,338
   Interest and dividends on investments.................             1,909          2,708               6,686         8,173
                                                                    -------       --------            --------       -------
       Total interest income.............................            11,186         10,913              34,131        30,534
                                                                    -------       --------            --------       -------
INTEREST EXPENSE:
   Interest on deposits..................................             4,318          4,175              13,687        11,077
   Interest on borrowed money............................             2,398          2,594               7,236         7,567
                                                                    -------       --------            --------       -------
       Total interest expense............................             6,716          6,769              20,923        18,644
                                                                    -------       --------            --------       -------
NET INTEREST INCOME                                                   4,470          4,144              13,208        11,890

PROVISION FOR LOAN LOSSES................................               187            120                 427           360
                                                                    -------       --------            --------       -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................             4,283          4,024              12,781        11,530
                                                                    -------       --------            --------       -------
OTHER INCOME:
   Service charges and other fees........................               352            144                 759           365
   Loss on sale of real estate owned.....................                --             --                  --           (34)
   (Loss) gain on sale of mortgage-backed securities.....                (5)            --                 136           173
   (Loss) gain on sale of loans..........................                --             --                 (11)           23
   Gain on sale of investments...........................               221             --                 221           333
   Loss on SBIC investments..............................              (125)            --                (428)           --
   Rental income.........................................                56             40                 152           113
   Trading revenues from brokerage operations............               703            351               1,598           465
   Miscellaneous other income............................                 8            142                  91           192
                                                                    -------       --------            --------       -------
       Total other income................................             1,210            677               2,518         1,630
                                                                    -------       --------            --------       -------
OTHER EXPENSES:
   Salaries and employee benefits........................             2,066          1,552               5,745         4,140
   Occupancy and equipment...............................               596            423               1,747         1,089
   Federal insurance premium.............................                19             17                  60            47
   Professional fees.....................................               105            119                 318           296
   Advertising and promotion.............................                70            102                 244           263
   Amortization of excess of cost over fair value
   of assets acquired....................................               180             96                 540            96
   Other.................................................               817            722               2,449         1,864
                                                                    -------       --------            --------       -------
       Total other expenses..............................             3,853          3,031              11,103         7,795
                                                                    -------       --------            --------       -------
INCOME BEFORE INCOME TAXES...............................             1,640          1,670               4,196         5,365
                                                                    -------       --------            --------       -------
INCOME TAXES.............................................               372            329                 807         1,139
                                                                    -------       --------            --------       -------
NET INCOME...............................................           $ 1,268       $  1,341            $  3,389       $ 4,226
                                                                    =======       ========            ========       =======

BASIC EARNINGS PER SHARE.................................           $   .20       $    .20            $    .52       $   .61
DILUTED EARNINGS PER SHARE...............................           $   .20       $    .20            $    .52       $   .61

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................          6,308,201     6,838,169            6,458,456    6,929,044
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................          6,347,245     6,875,715            6,500,619    6,962,550

See notes to unaudited consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                                -------------------
                                                                                             2001                2000
                                                                                             ----                ----
OPERATING ACTIVITIES:
Net income..................................................................              $  3,389            $  4,226
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Provision for loan losses................................................                   427                 360
   Depreciation.............................................................                   767                 480
   Amortization of stock benefit plans......................................                   649                 633
   Amortization of excess of cost over fair value of net assets acquired....                   540                  96
   Amortization of net premiums (discounts) on:
     Loans purchased........................................................                    53                  37
     Investments............................................................                  (790)             (1,011)
     Mortgage-backed securities.............................................                 1,071                 629
   Loss (gain) on sale of loans.............................................                    11                 (23)
   Gain on sale of investments..............................................                  (221)               (333)
   Gain on sale of mortgage-backed securities...............................                  (136)               (173)
   Net decrease (increase) in trading securities............................                 1,431              (4,059)
   Loss on sale of real estate owned........................................                    --                  34
   Increase in other assets.................................................                (2,697)             (9,068)
   Increase in other liabilities............................................                    56               4,566
                                                                                          --------               -----
Net cash provided by (used in) operating activities.........................                 4,550              (3,606)
                                                                                          --------               -----
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................                80,392              16,108
   Loans....................................................................                45,073              26,381
Loans originated............................................................               (82,732)            (56,758)
Loans acquired..............................................................                    --             (11,024)
Increase in loans resulting from branch acquisitions........................                    --                (340)
Purchases of:
   Investments .............................................................                  (103)             (2,788)
   Mortgage-backed securities...............................................               (140,913)           (69,801)
   Office properties and equipment..........................................                (1,204)             (1,148)
   FHLB Stock...............................................................                  (250)               (149)
Increase in office properties/equipment resulting from branch acquisitions..                    --              (3,534)
Proceeds from the sale of loans.............................................                 3,199                  23
Proceeds from the sale of investments.......................................                13,829                 833
Proceeds from the sale of mortgage-backed securities........................                32,400              17,617
Proceeds from the redemption of FHLB stock..................................                    --               1,500
Proceeds from sale of real estate owned.....................................                    --                  25
Maturities and calls of investments.........................................                39,632                  --
                                                                                          --------               -----
Net cash used in investing activities.......................................               (10,677)            (83,055)
                                                                                          --------               -----
FINANCING ACTIVITIES:
Net increase in deposits....................................................                12,633              17,673
Increase in deposits resulting from branch acquisitions.....................                    --              94,977
Net decrease in advances from borrowers for taxes and insurance.............                  (728)               (685)
Net increase (decrease) in FHLB advances....................................                 5,000             (30,000)
Net increase (decrease) in other borrowings.................................                 1,250              (1,000)
Purchase of treasury stock..................................................                (4,286)             (2,963)
Cash dividends..............................................................                (1,519)             (1,408)
                                                                                          --------               -----
Net cash provided by financing activities...................................                12,350              76,594
                                                                                          --------               -----
Net decrease (increase) in cash and cash equivalents........................                 6,223             (10,067)
Cash and cash equivalents, beginning of period..............................                20,320              37,197
                                                                                          --------               -----
Cash and cash equivalents, end of period....................................              $ 26,543            $ 27,130
                                                                                          ========            ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed................................              $ 20,985            $ 18,476
Income taxes paid...........................................................                   930                 846
Noncash transfers from loans to real estate owned...........................                    47                  85
Noncash transfer of investments from available for sale to held to maturity.                75,446                  --

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

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

Investments held to maturity at September 30, 2001 consisted of the following:

                                                           September 30, 2001
                                                        Amortized    Approximate
                                                          Cost       Fair Value
                                                          ----       ----------
FHLB and FHLMC bonds - more than 10 years..........    $  14,851    $   14,093
Municipal bonds - 5 to 10 years....................          147           148
Municipal bonds - more than 10 years...............       46,345        46,165
                                                       ---------    ----------
Total..............................................    $  61,343    $   60,406
                                                       =========    ==========

Investments available for sale at September 30, 2001 and December 31, 2000 consisted of the following:

                                                            September 30, 2001          December 31, 2000
                                                        Amortized    Approximate     Amortized      Approximate
                                                          Cost       Fair Value        Cost         Fair Value
                                                       ---------    ----------      ---------      ----------
U.S. Treasury securities and securities
of U.S. government agencies -
5 to 10 years......................................    $            $               $   6,011      $    6,024
More than 10 years.................................                                    42,000          41,123
FHLB and FHLMC bonds - more than 10 years..........                                    18,883          16,203
Municipal bonds - 5 to 10 years....................                                       153             153
Municipal bonds - more than 10 years...............                                    46,703          45,948
Mutual funds.......................................        1,509         1,509          1,439           1,439
Capital trust securities...........................       12,807        11,377         12,847          10,727
Equity investments.................................        4,745         4,883          5,345           5,104
Other..............................................        1,510         1,510          1,477           1,477
                                                       ---------    ----------      ---------      ----------
Total..............................................    $  20,571    $   19,279      $ 134,858      $  128,198
                                                       =========    ==========      =========      ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at September 30, 2001 and December 31, 2000 consisted of the following:

                                                            September 30, 2001        December 31, 2000
                                                        Amortized    Approximate    Amortized    Approximate
                                                          Cost       Fair Value       Cost       Fair Value
                                                       ---------    ----------     ---------    ----------
GNMA pass-through certificates.......................  $ 133,538    $  137,305     $ 159,303    $  160,075
FNMA pass-through certificates.......................    102,770       104,543        74,246        73,727
FHLMC pass-through certificates......................     44,188        44,876        18,837        19,075
FHLMC real estate mortgage investment conduits.......      4,987         5,140         5,911         5,993
                                                       ---------    ----------     ---------    ----------
Total................................................  $ 285,483    $  291,864     $ 258,297    $  258,870
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at September 30, 2001 and December 31, 2000 consisted of the following:

                                                        September 30, 2001    December 31, 2000
                                                        ------------------    -----------------
Mortgage loans:
         1 - 4 family residential.......................    $  125,842            $  121,230
         Commercial real estate.........................        62,892                54,763
Home equity lines of credit and improvement loans.......        18,762                12,999
Commercial non-mortgage loans...........................        24,881                14,731
Construction loans - net................................        22,794                14,210
Loans on savings accounts...............................           636                   726
Consumer loans    ......................................           734                   152
                                                            ----------            ----------
         Total loans....................................       256,541               218,811
                                                            ----------            ----------
Plus: unamortized premiums..............................           290                   347
Less:
         Net discounts on loans purchased...............           (13)                  (15)
         Deferred loan fees.............................        (1,431)               (1,629)
         Allowance for loan losses......................        (2,083)               (1,682)
                                                            ----------            ----------
Total                                                       $  253,304            $  215,832
                                                            ==========            ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                      September 30, 2001       December 31, 2000
                                     Amount   % of Total       Amount   % of Total
                                     ------   ----------       ------   ----------
NOW accounts and
   transaction checking          $   41,586       9.9%      $   41,181      10.1%
Money Market Demand accounts         37,018       8.8%          26,582       6.5%
Passbook accounts                   107,669      25.7%         103,209      25.4%
Certificate accounts                233,044      55.6%         235,712      58.0%
                                 ----------     -----       ----------     -----
Total                            $  419,317     100.0%      $  406,684     100.0%
                                 ==========     =====       ==========     =====

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

NOTE 9 - COMPREHENSIVE INCOME

For the three and nine-month periods ended September 30, 2001, the Company reported total comprehensive income of approximately $4,400 and $10,200, respectively. For the three and nine-month periods of the prior year the Company reported total comprehensive income of approximately $2,600 and $4,100, respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On September 18, 2001, the Company declared a dividend of $.08 per share payable October 15, 2001 to stockholders of record on September 30, 2001.

NOTE 11 - NEW ACCOUNTING STANDARDS

In June 2001,  the FASB issued two new  pronouncements:  SFAS No. 141,  Business
Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Currently, the FASB is working to provide clarification and guidance on the implementation of certain issues of SFAS Nos. 141 and 142, including treatment of identified core deposit intangibles and unidentifiable intangible assets recognized in bank and thrift acquisitions. The Company is currently evaluating the provisions of SFAS 141, SFAS 142 and the proposed guidance. The Company has not made a final determination of the impact of adopting these statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS no. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. This statement, when adopted, is not expected to have a material impact on the consolidated financial statements.

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

Overview
--------

o Diluted earnings per share was $.20 for the quarter ended September 30, 2001, an increase of 17.6% over earnings per share of $.17 for the quarter ended June 30, 2001.

o RMB's newest Banking Office opened for business on September 17, 2001. Located in Northern Liberties section of Philadelphia, this de-novo office represents RMB's first metro location and positions the bank in a dynamic section of the city.

o Outstanding loans grew $12.4 million or 5.2% from second quarter 2001 contributing to an increase of $33.9 million or 15.5% year to date.

o Non-performing assets were $3.3 million at September 30, 2001 as compared to $3.0 million at June 30, 2001. As previously disclosed, $2.8 million represents one non-performing commercial real estate loan classified as substandard at June 30, 2001.

o Transaction and money market account deposits grew 5.2% from second quarter 2001 representing an increase of 15.9% year to date. The Company continues to focus on collecting low-cost service sensitive accounts and is successfully reaching into new markets while continuing to attract customers adversely affected by the consolidation of larger banks in the area.

o Net interest income increased 5.3% from second quarter 2001. There was a slight increase in the net interest margin due primarily to the Company's aggressive deposit repricing over the past six months which was offset by continued heavy repayments in the mortgage-backed securities portfolio and agency securities called. The net interest rate spread was 2.23%, and 2.03% respectively, for the three months ended September 30, 2001 and June 30, 2001.

o TGH Securities trading revenues, which are included in non-interest income, increased 31.4% from second quarter 2001.

--------------------- -------------- -------------- ------------ ---------------
                       QTR 9/30/01     QTR 6/30/01  $ INCREASE    % INCREASE
--------------------- -------------- -------------- ------------ ---------------
Net Interest Income   $      4,470    $     4,243   $      227        5.3%
--------------------- -------------- -------------- ------------ ---------------
Non-interest Income          1,210            876          334       38.1%
--------------------- -------------- -------------- ------------ ---------------
Non-interest Expense         3,853          3,598          255        7.1%
--------------------- -------------- -------------- ------------ ---------------
Net Income                   1,268          1,145          123       10.7%
--------------------- -------------- -------------- ------------ ---------------
Loans                      253,304        240,848       12,456        5.2%
--------------------- -------------- -------------- ------------ ---------------
Deposits                   419,317        417,035        2,282        1.0%
--------------------- -------------- -------------- ------------ ---------------

Comparison of Financial Condition
---------------------------------

Total assets were $723.6 million at September 30, 2001, representing an increase of $23.4 million from the balance of $700.2 million at December 31, 2001. This increase was due primarily to an increase in loans receivable of $33.9 million which was funded by mortgage-backed securities repayments, proceeds from agency securities called and an increase in deposits of $12.6 million.

Investments held to maturity increased $61.3 million to $61.3 million at September 30, 2001 primarily due to the transfer of certain available-for-sale securities during the prior quarter to held-to-maturity securities of $75.4 million, offset by $15 million in calls on securities.

Investments available for sale decreased $108.9 million to $19.3 million at September 30, 2001 from $128.2 million at December 31, 2000 due to the transfer discussed above, as well as to $25.0 million in calls on securities and sales of $13.0 million.

Mortgage-backed securities increased $33.0 million, or 12.7%, to $291.9 million at September 30, 2001 from $258.9 million at December 31, 2000. This increase was primarily the result of $141.0 million in purchases offset by $32.3 million in sales and $80.4 million in repayments.

Loans receivable increased $33.9 million, or 15.5%, to $253.3 million at September 30, 2001 from $215.8 million at December 31, 2000. This increase was primarily the result of $85.0 million of loan originations including $50.0 million of non-residential loans, offset by principal repayments of $45.4 million.

Deposits increased $12.6 million, or 3.1%, to $419.3 million at September 30, 2001 from $406.7 million at December 31, 2000. NOW accounts, transaction checking and money market accounts increased $10.8 million; passbook accounts increased $4.5 million, and certificates decreased $2.7 million as a result of focused marketing and business development initiatives aimed at building the Company's core deposit base.

Total stockholders' equity increased $5.0 million, or 6.0%, to $88.1 million at September 30, 2001 from $83.1 million at December 31, 2000 primarily due to a decrease in the accumulated other comprehensive loss of $6.8 million as a result of changes in the net unrealized loss on the available for sale securities portfolio due to fluctuations in the interest rates. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                     At                   At
                                             September 30, 2001    December 31, 2000
                                             ------------------    -----------------
                                                      (Dollars in Thousands)

Total non-performing loans......................   $ 3,223              $  170
Real estate owned...............................        72                  47
                                                   -------              ------
Total non-performing assets.....................   $ 3,295              $  217
                                                   =======              ======

Total non-performing loans to
total loans.....................................      1.27%                .08%

Total non-performing assets to
total assets....................................       .45%                .03%

Allowance for loan loss.........................   $ 2,083              $1,682

Allowance for loan losses as a percentage
of total non-performing assets..................        63%                775%

Allowance for loan losses as a percentage
of total non-performing loans...................        65%                989%

Allowance for loan losses as a percentage
of total average loans..........................       .85%                .81%

Non-performing assets were $3.3 million at September 30, 2001 as compared to $217,000 at December 31, 2000. This increase was due to one non-performing commercial real estate loan which was classified as substandard at June 30, 2001. The loan is collateralized by the underlying property as well as additional collateral. The Company is vigorously pursuing all legal remedies.

Comparison of Operations for the Three and Nine-month Periods Ended  September
--------------------------------------------------------------------------------
30, 2001 and 2000
-----------------

Net Income. Net income for the quarter ended September 30, 2001 was $1.3 million or $.20 diluted earnings per share as compared to net income of $1.3 million or $.20 diluted earnings per share for the quarter ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $3.4 million or $.52 diluted earnings per share as compared to net income of $4.2 million or $.61 diluted earnings per share for the same period of the prior year. Net income for nine months ended September 30, 2001 declined from the 2000 comparative period due to margin compression resulting from the effect of the Federal Reserve's reduction of interest rates during 2001 as well as to costs incurred in connection with building the Bank's infrastructure in the areas of credit administration, training, electronic banking and business development. This was slightly offset by an increase in other non-interest income resulting from nine months of operations at TGH Securities versus only five months in the prior year period. Net interest margins for the current three and nine-month periods ended were 2.70% and 2.67%, respectively, compared to 2.77% and 2.80%, respectively, for the same periods of the prior year.

The continued easings by the Federal Reserve (450 basis points year to date) have been very helpful in pricing down the Company's deposits, however, at the same time, the Company's investment portfolio continued to experience heavy repayments and calls which prevent margin expansion. Accordingly, the current interest rate environment, if sustained, will negate any measurable widening of the margin.

Total Interest Income. Interest income for the quarter ended September 30, 2001 increased $273,000 over the quarter ended September 30, 2000 primarily due to an increase of $65.3 million in the average balance of interest-earning assets partially offset by a decrease in the average yield of 55 basis points. Interest income for the nine months ended September 30, 2001 increased $3.6 million over the nine months ended September 30, 2000 primarily due to an increase of $93.1 million in the average balance of interest-earning assets partially offset by a decrease in the average yield of 29 basis points.

Total Interest  Expense.  Interest  expense for the quarter ended  September 30,
2001 decreased $53,000 over the quarter ended September 30, 2000 due to a decrease in the average cost of funds of 54 basis points partially offset by an increase in the average balance of interest-bearing liabilities of $59.1 million. Interest expense for the nine months ended September 30, 2001 increased $2.3 million over the nine months ended September 30, 2000 due to an increase in the average balance of interest-bearing liabilities of $84.9 million partially offset by a decrease the average cost of funds of 20 basis points.

Net Interest Income. Net interest income for the three months ended September 30, 2001 increased $326,000, or 7.9%, over the three months ended September 30, 2000 due to the reasons discussed above. The net interest spread, the difference between the average rate earned and the average rate paid, decreased by 2 basis points to 2.23% for the three months ended September 30, 2001 from 2.25% for the same period in 2000. Net interest income for the nine months ended September 30, 2001 increased $1.3 million, or 11.1%, as compared to the same period of the prior year. The net interest spread for the current nine-month period decreased by 10 basis points to 2.17% for the nine months ended September 20, 2001 from 2.27% for the same period in 2000.

Provision for Losses on Loans. The provision for losses on loans for the three and nine months ended September 30, 2001 totaled $187,000 and $427,000, respectively, as compared to $120,000 and $360,000 for the same periods in 2000. The increase in the provision for losses on loans for the three and nine months ended September 30, 2001, as compared to the same periods in 2000, is precipitated by increased non-performing loans and a larger loan portfolio, specifically commercial real estate loans, commercial non-mortgage loans and construction loans-net. See "Non-performing Assets" and "Note 6 - Loans Receivable" in the notes to unaudited consolidated financial statements. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. The allowance for loan losses is at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Other Income. Total non-interest income for the quarter and nine months ended September 30, 2001 increased $533,000 and $888,000, respectively, over the same periods of the prior year. The increase in non-interest income was primarily from TGH Securities. In the three and nine months ended September 30, 2001, trading revenues from TGH Securities were $703,000 and $1.6 million, respectively, compared to $351,000 and $465,000, respectively, over the same prior year periods.

Non-interest Expenses. Total non-interest expense for the quarter and nine months ended September 30, 2001 increased $822,000 and $3.3 million, respectively, over the same periods of the prior year. The most significant increases in non-interest expense for the current quarter and nine months ended were primarily attributable to salary and employee benefits, occupancy and equipment costs and goodwill amortization costs. The increase in expenses was due to the building of the Bank's infrastructure in the areas of credit administration, training, electronic banking and business development, the operations of TGH Securities and the branch acquisitions. Salary and employee benefits and other costs for TGH Securities are directly related to the trading revenues it generates. For the current three and nine month periods, salaries and employee benefits, occupancy and equipment costs and goodwill amortization increased $771,000 and $2.7 million, respectively, over the same 2000 periods.

Liquidity and Capital Resources
-------------------------------

On September 30, 2001, the Bank was in compliance with its three regulatory capital requirements as follows:

                                              Amount          Percent
                                              ------          -------
                                                  (in Thousands)

Tangible capital.......................     $  51,395          7.73%
Tangible capital requirement...........         9,970          1.50%
                                            ---------          ----
Excess over requirement................     $  41,425          6.23%
                                            =========          ====

Core capital...........................     $  51,395          7.73%
Core capital requirement...............        26,588          4.00%
                                            ---------          ----
Excess over requirement................     $  24,807          3.73%
                                            =========          ====

Risk based capital.....................     $  53,478         19.19%
Risk based capital requirement.........        22,291          8.00%
                                            ---------          ----
Excess over requirement................     $  31,187         11.19%
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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 2001, the Company originated $82.7 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $140.9 million during the nine-month period ended September 30, 2001. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2001, cash and cash equivalents totaled $26.5 million. The Bank's liquidity ratio was 6.32% at September 30, 2001.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 2001, the Company had $31.3 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of September 30, 2001 totaled $197.5 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------


                                                                    For the                        For the
                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                                 -------------                  -------------
                                                            2001(1)      2000(1)              2001(1)       2000(1)

Return on average assets                                      .71%        .82%                  .76%         .94%
Return on average equity                                     5.79%       6.84%                 5.19%        7.50%
Yield on average interest-earning assets                     6.75%       7.30%                 6.90%        7.19%
Cost of average interest-bearing liabilities                 4.51%       5.05%                 4.72%        4.92%
Interest rate spread (2)                                     2.23%       2.25%                 2.17%        2.27%
Net interest margin                                          2.70%       2.77%                 2.67%        2.80%


                                                             At September 30, 2001              At December 31, 2000
                                                             ---------------------              --------------------
Tangible book value per share                                       $11.92                             $10.63


(1)  The ratios for the three and nine-month periods are annualized.
(2)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

There were no significant changes for the nine months ended September 30, 2001 from the information presented in the Form 10K for December 31, 2000, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II



ITEM 1.    LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at September 30, 2001. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at September 30, 2001 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

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

b)       Reports on Form 8-K

           None

-----------------
* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.

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

                           THISTLE GROUP HOLDINGS, CO.



Date: November 14, 2001                By: /s/ John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: November 14, 2001                By: /s/ Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer
                                           (Principal Financial Officer)