Form 10-K405
period 2001-12-31
THISTLE GROUP HOLDINGS CO
filed 2002-03-12
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

| | TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number: 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                          23-2960768
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                  (IRS Employer
      or organization)                                       Identification No.)

     6060 Ridge Avenue, Philadelphia, Pennsylvania                 19128
     ---------------------------------------------                 -----
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Based on the closing sales price of $11.85 per share of the Company's common stock on March 4, 2002, as reported on the Nasdaq National Market, the aggregate market value of voting and non-voting stock held by non- affiliates of the Company was approximately $61.4 million. On such date, 6,617,955 shares of the Company's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 2001 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business
-------  --------

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

         The Company provides a full range of banking services through its twelve branch offices located in the counties of Philadelphia, Chester, Montgomery, and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware and its transactional web site RMBgo.com. For the year ended December 31, 2001, the Company had consolidated assets of $720.4 million, deposits of $431.6 million, and stockholder's equity of $85.4 million.

Competition

         The Company is one of many financial institutions serving its market area of the counties of Philadelphia, Chester, Montgomery, and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.

                                                                             At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                         2001                 2000                 1999                 1998              1997
                                 ------------------   -----------------    ------------------    ----------------    ---------------
                                     $          %         $         %          $          %          $        %         $       %
                                 --------    ------   --------   ------    --------    ------    --------  ------    ------- -------
                                                                         (Dollars in Thousands)
Real Estate Loans:
  Residential..................  $125,504     47.72%  $121,230    55.41%   $110,032     68.95%   $108,585   79.91%   $71,397  72.68%
  Multi-family and commercial..    62,532     23.77     54,763    25.03      29,867     18.72      17,542   12.91     16,647  16.95
  Home equity..................    15,118      5.75     10,349     4.73       7,914      4.96       8,068    5.94      8,133   8.28
  Construction (net)...........    23,677      9.00     14,210     6.49       5,365      3.36         868     .64      1,260   1.28
  Home equity line of credit...     5,805      2.21      2,650     1.21         604       .38         202     .15         73    .07
Commercial loans...............    28,866     10.97     14,731     6.73       5,496      3.44         269     .20        329    .33
Consumer loans:
  Line of credit...............       149       .06          2       --          50       .03          76     .06         96    .10
  Secured demand note..........        --        --         --       --          76       .05          50     .04         60    .06
  Share loans..................       637       .24        726      .33         170       .11         218     .15        243    .25
  Home improvement.............        --        --         --       --          --     --              3      --          4     --
  Other........................       730       .28        150      .07          --     --             --      --         --     --
                                 --------    ------   --------   ------    --------    ------    --------  ------    ------- ------
Total loans....................  $263,018    100.00%  $218,811   100.00%   $159,574    100.00%   $135,881  100.00%   $98,242 100.00%
                                             ======              ======                ======              ======            ======

Less:
  Net premiums.................  $    254             $    332             $    345              $    344            $    54
  Deferred fees................    (1,541)              (1,629)              (1,452)               (1,281)            (1,233)
  Allowance for loan losses....    (2,511)              (1,682)              (1,234)               (1,036)              (783)
                                 --------             --------             --------              --------            -------
  Total loans, net.............  $259,220             $215,832             $157,233              $133,908            $96,280
                                 ========             ========             ========              ========            =======
Loans held for sale............  $      -             $  3,528             $  3,925              $  2,558            $ 1,155
                                 ========             ========             ========              ========            =======

         Loan Maturity Schedules. The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2001. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $70.5 million for the year ended December 31, 2001. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                    Due     Due after
                                  within    1 through   Due after
                                  1 year     5 years     5 years       Total
                                  -------     -------    --------    --------
                                               (In Thousands)

Residential and home equity.....  $   647     $ 4,857    $140,923    $146,427
Multi-family and commercial
  real estate...................    1,605      11,674      49,253      62,532
Construction....................   14,401       8,881         395      23,677
Commercial......................    7,720       5,200      15,946      28,866
Consumer........................      278         970         268       1,516
                                  -------     -------    --------    --------
Total...........................  $24,651     $31,582    $206,785    $263,018
                                  =======     =======    ========    ========

         The following table sets forth as of December 31, 2001 the dollar amount of all loans due after December 31, 2002, which have fixed rates of interest and which have floating or adjustable interest rates.

                                                                Floating or
                                              Fixed Rates      Adjustable Rates     Total
                                              -----------      ----------------    --------
                                                                (In Thousands)
Residential and home equity...............       $130,291          $15,489         $145,780
Multi-family and commercial real estate...         21,063           39,864           60,927
Construction..............................            677            8,599            9,276
Consumer..................................          9,132           12,014           21,146
Commercial................................            713              525            1,238
                                                 --------          -------         --------
  Total...................................       $161,876          $76,491         $238,367
                                                 ========          =======         ========

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

         Adjustable-rate loans for both multi-family and commercial real estate loans generally reprice every five years based on the daily average yield on U.S. Treasury securities adjusted to a constant maturity of five years plus a margin. Such loans may be amortized up to 25 to 30 years with a balloon payment after 10 years. Fixed-rate loans are generally 15 year self amortizing loans, or 5 to 10 year balloons, with up to 25 to 30 year amortizations. Adjustable-rate and fixed-rate loans are generally made in amounts up to 70% to 80% of the appraised value of the mortgaged property. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. Generally, the Company obtains personal guarantees of the principals of the borrower as additional security. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 0% to 3% is usually charged on such loans. At December 31, 2001, multi-family loans totaled $20.9 million and commercial real estate loans totaled $41.6 million of this total loan portfolio.

         Commercial real estate lending is generally deemed to entail greater risk than residential real estate lending. The repayment of commercial real estate loans is generally dependent on the successful operation of the property and the income it produces. The Company has established a Commercial Credit Administration Department to better manage these risks.

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

         Residential construction loans to developers and commercial construction loans generally have terms of 12 to 30 months or less, have maximum loan to value ratios between 75% and 80% or less of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the prime rate (as published in the Wall Street Journal) plus a margin adjusted on a daily basis. Commercial construction loans may convert to permanent commercial term loans upon completion of construction. At December 31, 2001, residential construction loans totaled $8.9 million or 37.6% of the total construction loan portfolio, which primarily consisted of construction loans to developers and commercial construction loans totaled $4.1 million or 17.3% of the total construction loan portfolio.

         The Company also originates ground or land loans, both to an individual to purchase a building lot on which the borrower intends to build their primary residence, as well as to developers to purchase lots to build in phases homes at a later date. Such loans have terms of 36 months or less with a maximum loan to value ratio of 65% to 75% of the lower of appraised value or sale price. The loans are made with floating rates based on the prime rate plus a margin. At December 31, 2001, land loans (including loans to acquire and develop land) totaled $10.7 million, or 45.1%, of the total construction loan portfolio.

         Construction financing generally has a higher degree of credit risk than 1-4 family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Company may have a completed project with a value too low to assure full repayment of the loan. The Company has established a Commercial Credit Administration Department to better manage these risks.

         Commercial Business Loans. The Company grants commercial business loans directly to business enterprises that are located in its market area. The Company actively targets and markets to small and medium sized businesses. The majority of the loans are for less than $1.0 million. Such loans generally have personal guarantees of the borrower and consist of a limited number of commercial lines of credit secured by real estate, some working capital financing secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Company generally have terms of five years or less and fixed rates or adjustable rates tied to the prime rate plus a margin. As of December 31, 2001, commercial business loans amounted to $28.9 million, of which $4.0 million, or 13.8%, were backed by the full faith and credit of the U.S. Government.

         Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with real estate lending. The repayment of commercial business loans typically is dependent on the successful operations and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending. In order to better manage these risks, the Company has established a Commercial Credit Administration Department.

         Consumer Loans. Office of Thrift Supervision regulations permit the Company to make aggregate secured and unsecured consumer loans up to 35% of the Company's assets. The Company has established a consumer loan department under the guidance of an individual with 20 years experience. The Company now offers a full range of auto loans, unsecured personal loans and unsecured personal lines of credit. This department also handles the origination of home equity loans and lines of credit loans.

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

         The following table sets forth total loans originated, purchased, sold, and repaid during the periods indicated.

                                                    Year Ended December 31,
                                  -------------------------------------------------------------
                                     2001        2000         1999         1998         1997
                                  ---------   ---------    ---------    ---------    ---------
                                                        (In Thousands)
Total gross loans receivable at
   beginning of period ........   $ 218,811   $ 159,574    $ 135,881    $  98,675    $ 100,775
                                  =========   =========    =========    =========    =========

Loans originated:
  Construction loans ..........      24,926      16,886        7,512    $     360    $   1,570
  Residential and home equity .      47,340      29,007       21,959       26,973       14,795
  Multi-family and commercial
    real estate ...............      16,977      19,288       18,434          438        2,211
  Consumer ....................       1,469         809          228          252          372
  Commercial ..................      28,513      21,299        1,925        1,927          707
                                  ---------   ---------    ---------    ---------    ---------
Total loans originated ........   $ 119,225   $  87,289    $  50,058    $  29,950    $  19,655
                                  ---------   ---------    ---------    ---------    ---------
Loans purchased:
  Residential .................   $      --   $   2,450    $   1,161    $  36,098    $   1,088
  Multi-family and commercial
    real estate ...............          --       9,488        2,400           --           --
  Consumer loans ..............          --         428        4,160           --           --
                                  ---------   ---------    ---------    ---------    ---------
Total loans purchased .........          --      12,366        7,721       36,098        1,088
                                  ---------   ---------    ---------    ---------    ---------

Total loans sold ..............       4,785       4,371        5,237           --          383
                                  ---------   ---------    ---------    ---------    ---------
Loan principal repayments .....      70,500      35,995       28,790       28,509       22,489
                                  ---------   ---------    ---------    ---------    ---------
Other (debits less credits) ...         267         (52)         (59)        (333)          29
                                  ---------   ---------    ---------    ---------    ---------
Net loan activity .............   $  44,207   $  59,237    $  23,693    $  37,206    $  (2,100)
                                  =========   =========    =========    =========    =========
Total gross loans receivable at
  end of period ...............   $ 263,018   $ 218,811    $ 159,574    $ 135,881    $  98,675
                                  =========   =========    =========    =========    =========

         Loans Held For Sale. The Company holds as available for sale certain residential mortgage loans that have an annual yield determined by management to be at rates not compatible with its asset management strategy. These loans conform to Freddie Mac and Fannie Mae guidelines and are readily salable in the secondary market. At December 31, 2001, no loans were classified as held for sale.

         Loan Commitments. The Company generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The Company also makes loan commitments for non-conforming or commercial real estate loans for up to 90 days, which generally carry additional requirements for funding. The total amount of the Company's commitments to originate loans as of December 31, 2001 was $33.0 million.

Non-Performing Loans and Problem Assets

         Loan Delinquencies. When a mortgage loan is 30 days or more delinquent, the borrower is contacted by mail and telephone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 60 days, the Company will initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold or otherwise disposed of by the Company. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated costs to sell the property. Any write-down of the property at the time that it is transferred to REO is charged to the allowance for losses. Any subsequent write-downs are charged to operations.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue for residential mortgage loans 90 days or more past due, however a reserve is set up for such loans, reversing amounts previously credited to income. Consumer loans generally are charged off when the loan becomes 90 days or more delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The Company engages a third party for loan review twice a year. The scope of the review is at a minimum 60% of the total portfolio and includes individual loan reviews, risk rating analysis, concentration analysis, credit administration review, credit deficiencies, and analysis of the allowance.

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15.

                                                                  At December 31,
                                                   ----------------------------------------
                                                     2001    2000     1999    1998    1997
                                                   -------  ------  ------- ------- -------
                                                                 (In Thousands)
Loans accounted for on a non-accrual basis......   $2,830    $ --    $ --     $ --    $ --
Accruing loans which are contractually past
 due 90 days or more:
  Residential and home equity...................  $    52    $170    $223     $393    $716
  Construction loans............................       --      --      --       --      --
  Multi-family and commercial real estate.......       --      --      --       --      --
  Commercial....................................      296      --      --       --      --
                                                   ------    ----    ----     ----    ----
Total...........................................   $3,178    $170    $223     $393    $716
                                                   ======    ====    ====     ====    ====
Real estate owned...............................   $   81    $ 47    $104    $  82    $116
                                                   ======    ====    ====     ====    ====
Total non-performing assets.....................   $3,259    $217    $327     $475    $832
                                                   ======    ====    ====     ====    ====
Total non-accrual and accrual loans to
   net loans....................................    1.23%    .08%    .14%     .28%    .74%
                                                   ======    ====    ====     ====    ====
Total non-performing assets to total assets.....     .45%    .03%    .07%     .09%    .30%
                                                   ======    ====    ====     ====    ====

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

         Substandard classified assets include one non-performing commercial real estate loan for $2.8 million with a $707,000 valuation allowance.

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                             At December 31, 2001
                                             --------------------
                                            (Dollars in thousands)
        Special Mention..............               $1,433
        Substandard..................                3,383
        Doubtful ....................                   40
        Loss ........................                   --
                                                    ------
                                                    $4,856
                                                    ======

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

         The Company monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:

                                                                     At December 31,
                                           -----------------------------------------------------------------
                                              2001          2000          1999          1998          1997
                                           ---------     ---------     ---------     ---------     ---------
                                                                (Dollars in Thousands)

Total loans outstanding, net(1) ........   $ 259,220     $ 215,832     $ 157,233     $ 133,908     $  96,280
                                           =========     =========     =========     =========     =========
Average loans outstanding, net(1) ......   $ 238,164     $ 184,915     $ 144,808     $ 110,059     $ 101,472
                                           =========     =========     =========     =========     =========

Allowance balances
  (at beginning of  period) ............   $   1,682     $   1,234     $   1,036     $     783     $     577

Provision ..............................         847           480           240           270           120
Net (Charge-offs) recoveries:
  Residential ..........................         (18)          (32)          (42)          (17)           86
                                           ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period) ...   $   2,511     $   1,682     $   1,234     $   1,036     $     783
                                           =========     =========     =========     =========     =========

Allowance for loan losses as a percent
  of total loans outstanding ...........         .97%          .78%          .78%          .77%          .81%
                                           =========     =========     =========     =========     =========
Net loans charged off (recovery) as
  a percent of average loans outstanding         .01%          .02%          .03%          .01%         (.08)%
                                           =========     =========     =========     =========     =========

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

                                                                         At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                       2001              2000                 1999               1998                 1997
                                 ------------------ ------------------  ------------------  -------------------  -------------------
                                         Percent of         Percent of          Percent of           Percent of          Percent of
                                          Loans to           Loans to            Loans to             Loans to            Loans to
                                           Total              Total               Total                Total               Total
                                  Amount   Loans    Amount    Loans     Amount    Loans     Amount     Loans     Amount    Loans
                                  ------   -----    ------    -----     ------    -----     ------     -----     ------    -----
                                                                 (Dollars in Thousands)
Residential and home equity(1).. $  256     64.67%  $  475     67.84%   $  470     77.65%   $  487      86.64%    $234      82.39%
Multi-family and commercial
  real estate(2)................  1,689     23.77    1,060     25.03       709     18.72       549      12.91      549      16.87
Consumer loans..................     33       .58        -       .40         -       .19         -        .25        -        .41
Commercial loans................    533     10.97      147      6.73        55      3.44         -        .20        -        .33
                                 ------    ------   ------    ------    ------    ------    ------     ------     ----     ------
  Total allowance............... $2,511    100.00%  $1,682    100.00%   $1,234    100.00%   $1,036     100.00%    $783     100.00%
                                 ======    ======   ======    ======    ======    ======    ======     ======     ====     ======

----------------
(1)  Includes construction loans.
(2)  Includes $707 valuation allowance related to $2,800 of impaired loans.

Investment Activities

         The Company is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities.

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, the Company had securities classified as "available for sale" in the amount of $315.3 million and securities classified as "trading" in the amount of $14.3 million. Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in fair value from period to period included as a separate component of stockholders' equity, net of income taxes. Securities classified as trading are carried at fair value and are recorded on a trade date basis. At December 31, 2001, the Company's securities available for sale had an amortized cost of $312.6 million and fair value of $315.3 million (unrealized gain/loss of $2.6 million). Changes in the fair value of securities available for sale do not affect the Company's income. In addition, changes in the fair value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to- one borrower limit.

         At December 31, 2001, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper, (vii) equity securities,
(viii) trust preferred certificates, and (ix) mutual funds. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include Freddie Mac, Fannie Mae, and Ginnie Mae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae make up a majority of the pass-through certificates market.

         Real estate mortgage investment conduits ("REMICs") are also mortgage-backed securities. REMICs held by the Company at December 31, 2001 consisted of floating-rate tranches, in the amount of $1.4 million. The interest rate of all of the Company's floating-rate securities adjusts monthly and provides the institution with net interest margin protection in an increasing market interest rate environment. The securities are backed by mortgages on one- to four-family residential real estate and have contractual maturities up to 30 years. At December 31, 2001, none of these securities are deemed to be "High Risk" according to Federal Financial Institutions Examination Council ("FFIEC") guidelines which have been adopted by the OTS. The securities are primarily companion tranche to "PACs" and "TACs". PACs and TACs (Planned and Targeted Amortization Classes) are designed to provide a specific principal and interest cash-flow. Principal payments that are received in excess of the amount needed for the PACs and TACs is allocated to the companion tranche. When the PACs and TACs are repaid in full, all principal is then used to pay the companion tranche.

         Investment Portfolio. The following table sets forth the carrying value (fair value or amortized cost, as applicable) of the Company's investment securities portfolio, short-term investments, FHLB stock, mortgage-backed securities, and trading securities at the dates indicated.


                                                   At December 31,
                                       ------------------------------------
                                         2001          2000          1999
                                       --------      --------      --------
                                                 (In Thousands)
Investment Securities:
 Trading securities(1)(2).............  $14,261      $ 28,034      $     --
                                        -------      --------      --------
 FHLB and Freddie Mac bonds(5)........   15,201        16,203        13,661
 Other agencies(3)(4)(5)..............      769        47,874        45,192
 Municipal bonds(3)(5)................   48,623        46,101        37,129
 Mutual funds(3)......................    1,530         1,439         1,345
 Capital trust securities(1)..........    8,040        10,727        11,340
 Subordinated debt(1).................      750           750           750
                                       --------      --------      --------
   Total investment securities........   74,913       123,094       109,417
                                       --------      --------      --------
Interest-bearing deposits.............   18,814        16,188        17,703
FHLB of Pittsburgh stock..............    8,844         8,594         8,844
Mortgage-backed securities(3).........  299,216       258,870       204,706
Equity investments(1).................    4,989         5,104         6,046
                                       --------      --------      --------
   Total Investments.................. $421,037      $439,884      $346,716
                                       ========      ========      ========

(footnotes on next page.)

---------------
(1)  Consists of investments held by the Company and not the Bank.
(2)  Classified as trading and carried at approximate fair value.
(3)  Classified as available for sale and carried at fair value.
(4) Consists of Fannie Mae and Freddie Mac, and Student Loan Marketing Association debentures and certificates of deposit.
(5) On May 31, 2001, the Company reclassified $75,446 of certain U.S. government agency securities, FHLB and Freddie Mac bonds and municipal bonds from available for sale to be held to maturity.

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2001. The table does not include trading securities, equity investments, interest bearing deposits, federal funds sold and FHLB stock, and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                        One Year or Less   One to Five Years  Five to Ten Years   More than Ten Years  Total Investment Securities
                        ----------------   -----------------  -----------------   -------------------  ---------------------------
                        Carrying  Average  Carrying  Average  Carrying  verage    Carrying   Average   Carrying   Average    Fair
                         Value    Yield(%)  Value    Yield(%)  Value    ield(%)     Value    Yield(%)   Value     Yield(%)   Value
                         -----    --------  -----    --------  -----    -------     -----    --------   -----     --------   -----
                                                           (Dollars in Thousands)
FHLB and Freddie
  Mac bonds
  and notes...........  $   --       --%   $ --         --%     $   --      --%   $ 15,201    6.32%    $15,201     6.32%  $ 14,408
Municipal bonds(1)....      --       --      --         --         777    5.32      47,846    5.13      48,623     5.13     48,150
Mutual funds..........   1,530     6.16      --         --          --      --          --      --       1,530     6.16      1,530
Capital trust
  securities..........      --       --      --         --       2,282    6.78       5,758    8.67       8,040     8.09      8,040
Subordinated debt.....      --       --     750       8.25          --      --          --      --         750     8.25        750
Other.................     769     3.60      --         --          --      --          --      --         769     3.60        769

Mortgage-backed
securities:
  Ginnie Mae
    pass-through......      --       --      --         --          --      --     108,837    6.31     108,837     6.31    108,837
  Fannie Mae
    pass-through......      --       --      --         --       2,815    4.98     112,295    5.84     115,110     5.81    115,110
  Freddie Mac
    pass-through......      --       --      --         --       1,736    8.00      64,856    5.27      66,592     5.34     66,592
  Freddie Mac REMICs..      --       --      --         --          --      --       4,773    7.03       4,773     7.03      4,773
  FHLMC CMO...........      --       --      --         --          --      --       3,904    5.79       3,904     5.79      3,904
                        ------             ----                 ------            --------            --------            --------
  Total...............  $2,299     5.31%   $750       8.25%     $7,610    2.58%   $363,470    4.93%   $374,129     4.92%  $372,863
                        ======     ====    ====       ====      ======    ====    ========    ====    ========     ====   ========

---------------
(1)  Tax exempt securities are presented on a coupon basis.

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania or the State of Delaware.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                                   Certificates
          Maturity Period                          of Deposits
          ---------------                          -----------
                                                 (In Thousands)

          Within three months.................       $ 6,946
          Three through six months............         8,497
          Six through twelve months...........        10,729
          Over twelve months..................         8,434
                                                     -------
                                                     $34,606
                                                     =======

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

                                                                As of and For the
                                                             Year Ended December 31,
                                                     -------------------------------------
                                                       2001            2000       1999
                                                     --------        --------   --------
                                                           (Dollars In Thousands)

FHLB advances....................................... $176,884        $171,884   $176,884
Weighted average interest rate of FHLB advances.....     5.32%           5.30%      5.03%
Maximum amount of advances at any month end......... $201,884        $206,884   $176,884
Average amount of advances.......................... $179,736        $174,901   $154,801
Weighted average interest rate of average amount
    of advances.....................................     5.34%           5.59%      5.14%

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

Personnel

         As of December 31, 2001, the Company had 120 full-time employees and 32 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

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

         As a unitary thrift holding company, the Company generally is not subject to any restrictions on its business activities. The Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis. However, the GLB Act grandfathers companies that were unitary savings and loan holding companies prior to May 4, 1999. The Company acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary thrift holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary thrift holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2002 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .019% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2001, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2001, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2001, the Bank was in compliance with its QTL requirement.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Properties
------------------

         The Company conducts its business through its administrative office located in Philadelphia, Pennsylvania and its 12 branch locations throughout Philadelphia, Chester, Montgomery, and Delaware counties, Pennsylvania and Wilmington, Delaware. Seven of the Company's office and branch facilities are owned by the Company and 5 branch facilities are leased. Management of the Company considers the physical condition of each of the Company's administrative and branch offices to be good and adequate for the conduct of the Company's business.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters
-------  ----------------------------------------------------------------------

         The information contained in "Management's Discussion and Analysis of Financial Operations", is incorporated herein by reference. The Company had approximately 900 holders of record as of March 4, 2002. The Company's stock trades on the Nasdaq stock market under the symbol "THTL."

Item 6.  Selected Financial Data
-------  -----------------------

         The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

         The  information  contained  in  the  section  captioned  "Management's
Discussion and Analysis of Financial Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the sections captioned "Market Rate Risk", "Gap table", and "Net Portfolio Value" in the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Company's consolidated financial statements listed in Item 14 are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Company
--------  -----------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I" - "Election of Directors" and "- Biographical Information" in the 2002 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated statements of financial conditions of the Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001, together with the related notes and the independent auditors' report of Deloitte & Touche LLP independent certified public accountants.

     2.   Schedules omitted as they are not applicable.

     3.   Exhibits

         The following Exhibits are filed as part of this report:

           3(i)    Articles of Incorporation****
           3(ii)   Amended Bylaws
           4.1     Shareholder Rights Plan**
          10.1     1992 Stock Option Plan of Roxborough-Manayunk Federal Savings
                     Bank*
          10.2     1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
          10.3     1994 Stock Option Plan of Roxborough-Manayunk Bank*
          10.4     1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
          10.5     Employment Agreement with John F. McGill, Jr.****
          10.6     Employment Agreement with Jerry Naessens*
          10.7     1999 Stock Option Plan ***
          10.8     1999 Restricted Stock Plan***
          13       Portions of the 2001 Annual Report to Stockholders
          21       Subsidiaries of the Company (See "Item 1 - Business")
          23       Consent of Deloitte & Touche LLP

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2002

                                            THISTLE GROUP HOLDINGS, CO.




                                          By: /s/John F. McGill, Jr.
                                              ----------------------------------
                                              John F. McGill, Jr., President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2002 by the following persons on behalf of the Company and in the capacities indicated.


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



/s/James C. Hellauer                         /s/William A. Lamb
-----------------------------------          --------------------------------------------
James C. Hellauer                            William A. Lamb
Director                                     Director


/s/Charles A. Murray
-----------------------------------
Charles A. Murray
Director