Form 10-Q
period 2002-03-31
THISTLE GROUP HOLDINGS CO
filed 2002-05-07
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                 -------------------    ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 1, 2002.

                  Class                                      Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                          6,496,655

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Financial Statements and Notes Thereto......3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....12

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................13

    Item 2.    Changes in Securities..........................................13

    Item 3.    Defaults upon Senior Securities................................13

    Item 4.    Submission of Matters to a Vote of Security Holders............13

    Item 5.    Other Information..............................................13

    Item 6.    Exhibits and Reports on Form 8-K...............................14

SIGNATURES        ............................................................15

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                     March 31, 2002        December 31, 2001
                                                                                     --------------        -----------------


ASSETS
Cash on hand and in banks ......................................................       $    3,722                 $   3,909
Interest-bearing deposits ......................................................           17,179                    18,814
                                                                                       ----------                    ------
                  Total cash and cash equivalents ..............................           20,901                    22,723
Investments held to maturity
                  (approximate fair value of $65,819 and  $62,558)..............           68,292                    63,824
Investments available for sale at fair value
                  (amortized cost of $16,657 and $16,654) ......................           16,314                    16,078
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $294,352 and $295,998) ....................          296,361                   299,216
Trading securities.............................................................            14,014                    14,261
Loans receivable (net of allowance for loan losses of
                  $2,661 and $2,511) ...........................................          278,730                   259,220
Accrued interest receivable ....................................................            4,060                     4,056
FHLB stock - at cost ...........................................................            8,994                     8,844
Real estate acquired through foreclosure - net .................................               81                        81
Office properties and equipment - net ..........................................            6,880                     6,340
Cash surrender value of life insurance .........................................           12,706                    12,563
Excess of cost over fair value of net assets acquired ..........................            7,499                     7,680
Prepaid expenses and other assets ..............................................            4,599                     4,240
Prepaid income taxes............................................................              409                       538
Deferred income taxes ..........................................................            1,073                       744
                                                                                       ----------                 ---------
                  TOTAL ASSETS .................................................       $  740,913                 $ 720,408
                                                                                       ==========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  451,916                 $ 431,583
Accrued interest payable .......................................................              905                       918
Advances from borrowers for taxes and insurance ................................            1,468                     2,571
FHLB advances ..................................................................          179,884                   176,884
Payable to brokers and dealers .................................................           14,013                    14,109
Accounts payable and accrued expenses ..........................................            6,470                     7,360
Other borrowings ...............................................................            1,000                     1,000
Dividends payable ..............................................................              524                       528
                                                                                       ----------                 ---------
                  TOTAL LIABILITIES ............................................          656,180                   634,953
                                                                                       ----------                 ---------
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2002 and 2001 ...................................................               --                        --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2002 and 2001; 6,546,655 outstanding March 31, 2002
and 6,607,955 outstanding December 31, 2001 ....................................              900                       900
Additional paid-in capital .....................................................           92,867                    92,889
Common stock acquired by stock benefit plans ...................................           (6,171)                   (6,383)
Treasury stock at cost, 2,453,334 shares at March 31, 2002 and
2,392,034 shares at December 31, 2001 ..........................................          (22,394)                  (21,626)
Accumulated other comprehensive income..........................................              673                     1,286
Retained earnings - partially restricted .......................................           18,858                    18,389
                                                                                       ----------                 ---------
                  Total stockholders' equity ...................................           84,733                    85,455
                                                                                       ----------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $  740,913                 $ 720,408
                                                                                       ==========                 =========

See notes to unaudited condensed consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                     For the Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                       2002           2001
INTEREST INCOME:
   Interest on loans.....................................           $ 5,004       $  4,674
   Interest on mortgage-backed securities................             4,083          4,467
   Interest and dividends on investments.................             1,441          2,509
                                                                    -------       --------
       Total interest income.............................            10,528         11,650
                                                                    -------       --------
INTEREST EXPENSE:
   Interest on deposits..................................             3,447          4,788
   Interest on borrowed money............................             2,382          2,367
                                                                    -------       --------
       Total interest expense............................             5,829          7,155
                                                                    -------       --------

NET INTEREST INCOME                                                   4,699          4,495

PROVISION FOR LOAN LOSSES................................               150            120
                                                                    -------       --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................             4,549          4,375
                                                                    -------       --------
OTHER INCOME:
   Service charges and other fees........................               248            196
   Loss on sale of loans.................................                --            (11)
    Loss on SBIC investments                                             --           (246)
   Rental income.........................................                55             50
   Trading revenues from brokerage operations............               299            360
   Miscellaneous other income............................                --             83
                                                                    -------       --------
       Total other income................................               602            432
                                                                    -------       --------

OTHER EXPENSES:
   Salaries and employee benefits........................             1,787          1,784
   Occupancy and equipment...............................               671            592
   Federal insurance premium.............................                18             20
   Professional fees.....................................               305            111
   Advertising and promotion.............................               103             94
   Amortization of excess of cost over fair value
   of assets acquired....................................               180            180
   Other.................................................               898            871
                                                                    -------       --------
       Total other expenses..............................             3,962          3,652
                                                                    -------       --------

INCOME BEFORE INCOME TAXES...............................             1,189          1,155
                                                                    -------       --------

INCOME TAXES.............................................               197            179
                                                                    -------       --------

NET INCOME...............................................           $   992       $    976
                                                                    =======       ========

BASIC EARNINGS PER SHARE.................................           $   .16       $   .15
DILUTED EARNINGS PER SHARE...............................           $   .16       $   .15

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................         6,117,618     6,552,248
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................         6,196,791     6,599,527

See notes to unaudited condensed consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                For the Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------

                                                                                             2002                2001
                                                                                             ----                ----
OPERATING ACTIVITIES:
Net income..................................................................              $    992            $    976
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Provision for loan losses................................................                   150                 120
   Depreciation.............................................................                   313                 244
   Amortization of stock benefit plans......................................                   220                 242
   Amortization of excess of cost over fair value of net assets acquired....                   180                 180
   Amortization of net premiums (discounts) on:
     Loans purchased........................................................                    16                  18
     Investments............................................................                  (269)               (261)
     Mortgage-backed securities.............................................                   862                 229
   Loss on sale of loans....................................................                    --                  11
   Net decrease in trading securities.......................................                   247              16,520
   Increase in other assets.................................................                  (375)               (567)
   Increase in other liabilities............................................                (1,002)            (17,243)
                                                                                          --------            --------
Net cash provided by operating activities...................................                 1,334                 469
                                                                                          --------            --------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................                38,388              16,578
   Loans....................................................................                24,204               9,453
Loans originated............................................................               (43,880)            (21,195)
Purchases of:
   Investments .............................................................                (4,202)                (40)
   Mortgage-backed securities...............................................               (37,604)            (35,584)
   Office properties and equipment..........................................                  (853)               (468)
   FHLB Stock...............................................................                  (150)             (1,250)
Proceeds from the sale of loans.............................................                    --               3,199
Maturities and calls of investments.........................................                    30              14,627
                                                                                          --------            --------
Net cash used in investing activities.......................................               (24,067)            (14,680)
                                                                                          --------            --------
FINANCING ACTIVITIES:
Net increase in deposits....................................................                20,333                 458
Net decrease in advances from borrowers for taxes and insurance.............                (1,103)             (1,263)
Net increase in FHLB advances...............................................                 3,000              25,000
Net decrease in other borrowings............................................                    --                (250)
Purchase of treasury stock..................................................                  (858)               (687)
Net proceeds from exercise of stock options                                                     62                  --
Cash dividends..............................................................                  (523)               (493)
                                                                                          --------            --------
Net cash provided by financing activities...................................                20,911              22,765
                                                                                          --------            --------
Net (decrease) increase in cash and cash equivalents........................                (1,822)              8,554
Cash and cash equivalents, beginning of period..............................                22,723              20,320
                                                                                          --------            --------
Cash and cash equivalents, end of period....................................              $ 20,901            $ 28,874
                                                                                          ========            ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed................................              $  5,842            $  7,122
Income taxes paid...........................................................                   150                 431
Noncash transfers from loans to real estate owned...........................                    --                  19

See notes to unaudited condensed consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

Thistle Group Holdings, Co., (the "Company") organized in March of 1998, has four wholly owned subsidiaries: TGH Corp., TGH Securities, Thistle Group Holdings Capital Trust I, and Roxborough Manayunk Bank (the "Bank"). The Bank has three wholly owned subsidiaries: RoxDel Corp., Montgomery Service Corp. and Ridge Service Corp. The Company's business is conducted principally through the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2001.

NOTE 3 - INVESTMENTS


Investments held to maturity at March 31, 2002 and December 31, 2001 consisted of the following:

                                                              March 31, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------

FHLB and FHLMC bonds - more than 10 years..........    $  15,443          $   13,632          $  15,201          $   14,408
Municipal bonds - 5 to 10 years....................          747                 757                777                 789
Municipal bonds - more than 10 years...............       52,102              51,430             47,846              47,361
                                                       ---------          ----------          ---------          ----------

Total..............................................    $  68,292          $   65,819          $  63,824          $   62,558
                                                       =========          ==========          =========          ==========

Investments available for sale at March 31, 2002 and December 31, 2001 consisted of the following:

                                                              March 31, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
Mutual funds.......................................    $   1,536          $    1,536          $   1,530          $    1,530
Capital trust securities...........................        9,067               7,970              9,077               8,040
Equity investments.................................        4,528               5,282              4,528               4,989
Other..............................................        1,526               1,526              1,519               1,519
                                                       ---------          ----------          ---------          ----------

Total..............................................    $  16,657          $   16,314          $  16,654          $   16,078
                                                       =========          ==========          =========          ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at March 31, 2002 and December 31, 2001 consisted of the following:


                                                              March 31, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------
GNMA pass-through certificates.......................  $ 117,414          $  119,585          $ 106,452          $  108,837
FNMA pass-through certificates.......................    104,245             104,391            114,634             115,109
FHLMC pass-through certificates......................     59,648              59,483             66,417              66,593
FHLMC collateralized mortgage obligations............      3,910               3,789              3,904               3,904
FHLMC real estate mortgage investment conduits.......      9,135               9,113              4,591               4,773
                                                       ---------          ----------          ---------          ----------
Total................................................  $ 294,352          $  296,361          $ 295,998          $  299,216
                                                       =========          ==========          =========          ==========

NOTE 5 - TRADING SECURITIES

Trading securities are securities owned by TGH Securities, a wholly owned broker/dealer subsidiary of the Company. Trading securities are recorded on a trade date basis and are carried at fair value. These securities generally consist of short-term municipal notes and bonds. Gains and losses, both realized and unrealized, are included in operating income.

NOTE 6 - LOANS RECEIVABLE

Loans receivable at March 31,2002 and December 31, 2001 consisted of the following:

                                                                March 31, 2002           December 31, 2001
                                                                --------------           -----------------
Mortgage loans:
         1 - 4 family residential.............................    $  129,004                 $  125,504
         Commercial real estate...............................        82,242                     62,532
Home equity lines of credit and improvement loans.............        23,168                     20,923
Commercial non-mortgage loans.................................        20,939                     28,866
Construction loans - net......................................        25,486                     23,677
Loans on savings accounts.....................................           621                        637
Consumer loans    ............................................          1240                        879
                                                                  ----------                 ----------

         Total loans..........................................       282,700                    263,018
                                                                  ----------                 ----------
Plus: unamortized premiums....................................           249                        267
Less:
         Net discounts on loans purchased.....................           (13)                       (13)
         Deferred loan fees...................................        (1,545)                    (1,541)
         Allowance for loan losses............................        (2,661)                    (2,511)
                                                                  -----------                ----------
Total                                                             $  278,730                 $  259,220
                                                                  ==========                 ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                                          March 31, 2002                         December 31, 2001
                                                      Amount        % of Total                Amount        % of Total
                                                      ------        ----------                ------        ----------
NOW accounts and
   transaction checking                           $   61,768            13.7%             $   47,372             11.0%
Money Market Demand accounts                          42,215             9.3%                 40,029              9.3%
Passbook accounts                                    114,533            25.3%                109,257             25.3%
Certificate accounts                                 233,400            51.7%                234,925             54.4%
                                                  ----------            -----             ----------             -----

Total                                             $  451,916           100.0%             $  431,583            100.0%
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

NOTE 9 - COMPREHENSIVE INCOME

For the three-month periods ended March 31, 2002 and 2001, the Company reported total comprehensive (loss) income of approximately $379 and $5,500 respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On March 20, 2002, the Company declared a dividend of $.08 per share payable April 15, 2002 to stockholders of record on March 31, 2002.

NOTE 11 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. However, SFAS No. 142 does not change the accounting prescribed for certain acquisitions by banking and thrift institutions, resulting in continued amortization of the excess of cost over fair value of net assets acquired under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. In October 2001, the FASB decided to undertake a limited scope project to reconsider part of the guidance in SFAS No. 72. In particular, the FASB decided to reconsider the provisions of that statement that require recognition and amortization of an unidentifiable intangible asset-an asset that is sometimes referred to in practice as "SFAS 72 goodwill". In March 2002, the FASB tentatively decided, that if the transaction was a business combination and the core deposit intangible was separately recognized, then preparers would cease amortization of all unidentifiable intangible assets. The FASB decided that the final Statement would be effective upon issuance with retroactive restatement for the nonamortization of the unidentified intangible asset to the beginning of the fiscal year in which SFAS No. 142 was applied in its entirety. At March 31, 2002, as the final Statement has not yet been issued, the Company's "SFAS 72 goodwill" amounted to $7,499 and was subject to amortization of $180 for the three months ended March 31, 2002.

NOTE 12 - SUBSEQUENT EVENT

On March 26, 2002, the Company formed a wholly-owned subsidiary, Thistle Group Holdings Capital Trust I, a Delaware business trust (the "Trust"). On April 10, 2002, the Trust sold $10.0 million of pooled floating rate capital securities (the "Capital Securities") to MM Community Funding III, Ltd. with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in floating rate junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital Securities is cumulative and payable quarterly in arrears. The Capital Securities mature in April 2032. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt in whole, but not in part, at a special redemption price before five years have elapsed. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, new legislation and regulations and general market conditions.

Overview

In January of 2002 the Company opened its 13th banking office in Flourtown, Pennsylvania. Record growth was achieved in core deposits (savings, checking, and money market accounts), which increased $21.9 million over the December 31, 2001 quarter. In addition, loans outstanding grew by $19.5 million, which is primarily from commercial real estate mortgage loans. Such growth reflects the continuation of the Company's strategic plan.

                                                    LINKED QUARTER HIGHLIGHTS
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
                                         QTR                QTR                 INCREASE              % INCREASE
                                       3/31/02            12/31/01             (DECREASE)             (DECREASE)
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Net Interest Income                $       4,699     $       4,589       $         110                   2.4  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Provision for loan losses*                  150                420                (270)                (64.3) %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Non-interest Income*                        602               (218)                820                 376.1  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Non-interest Expense                      3,962              3,807                 155                  4.07  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Net Income                                  992                299                 693                 231.8  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Loans                                   278,730            259,220              19,510                   7.5  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------
Deposits                                451,916            431,583              20,333                   4.7  %
-------------------------------- ----------------- ------------------- ----------------------- ----------------------

* The December 31, 2001 quarter reflected a total of $800,000 of non-recurring after-tax charges, which were related to the provision for loan losses and sales and write downs of the carrying values of certain available for sale securities and other assets.


Comparison of Financial Condition
---------------------------------

Total assets were $740.9 million at March 31, 2002, representing an increase of $20.5 million from the balance of $720.4 million at December 31, 2001. This increase was due primarily to an increase in loans receivable of $19.5 million, which was funded, by an increase in deposits of $20.3 million.

Loans receivable increased $19.5 million, or 7.5%, to $278.7 million at March 31, 2002 from $259.2 million at December 31, 2001. This increase was primarily the result of $43.9 million of loan originations, offset by principal repayments of $24.2 million.

Deposits increased $20.3 million, or 4.7%, to $451.9 million at March 31, 2002 from $431.6 million at December 31, 2001. NOW accounts, transaction checking and money market accounts increased $16.5 million; passbook accounts increased $5.3 million, and certificates decreased $1.5 million as a result of focused marketing and business development initiatives aimed at building the Company's core deposit base as well as to the addition of new banking offices.

Total stockholders' equity decreased $722,000 to $84.7 million at March 31, 2002 from $85.4 million at December 31, 2001 primarily due to a decrease in the accumulated other comprehensive income of $613,000 million as a result of changes in the net unrealized gain on the available for sale securities portfolio due to fluctuations in the interest rates, treasury stock purchases of $857,000, and dividends paid of $524,000 offset by net income of $992,000. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                                 At                At
                                                           March 31, 2002   December 31, 2001
                                                           --------------   -----------------
                                                                  (Dollars in Thousands)

Total non-performing loans..................................   $3,198              $3,178
Real estate owned...........................................       81                  81
                                                               ------              ------

Total non-performing assets.................................   $3,279              $3,259
                                                               ======              ======

Total non-performing loans to
total loans.................................................     1.15%               1.23%

Total non-performing assets to
total assets................................................      .44%                .45%

Allowance for loan loss.....................................   $2,661              $2,511

Allowance for loan losses as a percentage
of total non-performing assets..............................       81%                 98%

Allowance for loan losses as a percentage
of total non-performing loans...............................       83%                 79%

Allowance for loan losses as a percentage
of total average loans......................................     1.01%               1.05%


Comparison of Operations  for the  Three-Month  Periods Ended March 31, 2002 and
2001
--------------------------------------------------------------------------------

Net Income. Net income for the quarter ended March 31, 2002 was $992,000 or $.16 diluted earnings per share as compared to net income of $976,000 or $.15 diluted earnings per share for the quarter ended March 31, 2001.

Total Interest Income. Interest income for the quarter ended March 31, 2002 decreased $1.1 million over the quarter ended March 31, 2001, primarily due to a decrease in the average yield of 97 basis points, partially offset by an increase of $29.7 million in the average balance of interest-earning assets.

Total Interest Expense. Interest expense for the quarter ended March 31, 2002 decreased $1.3 million over the quarter ended March 31, 2001 due to a decrease in the average cost of funds of 112 basis points, partially offset by an increase  in the  average  balance  of  interest-bearing  liabilities  of  $33.3 million.

Net Interest Income. Net interest income for the three months ended March 31, 2002 increased $204,000, or 4.5%, over the three months ended March 31, 2001. The net interest spread, the difference between the average rate earned and the average rate paid, increased by 14 basis points to 2.65% for the three months ended March 31, 2002 from 2.51% for the same period in 2001.

Provision for Losses on Loans. The provision for losses on loans for the three months ended March 31, 2002 totaled $150,000 as compared to $120,000 for the same period in 2001. The increase in the provision for losses on loans for the three months ended March 31, 2002, as compared to the same period in 2001, is precipitated by increased non-performing loans and a larger loan portfolio, specifically commercial real estate loans, commercial non-mortgage loans and construction loans-net. See "Note 6 - Loans Receivable" in the notes to unaudited consolidated financial statements. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. The allowance for loan losses is at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. There can be no assurance that the allowance for losses will be adequate to cover losses, which may in fact be realized in the future, and that additional provisions for losses will not be required.

Other Income. Non-interest income for the quarter ended March 31, 2002 increased $170,000 over the quarter ended March 31, 2001. The quarter ended March 31, 2001 reflected a net operating loss of $246,000 for a subsidiary's investment in small business investment companies, which was not a recurring item for the 2002 quarter.

Non-interest Expenses. Non-interest expense for the quarter ended March 31, 2002 increased $310,000 over the quarter ended March 31, 2001. The increase was due primarily to increases in professional fees and occupancy and equipment costs of $194,000 and $79,000 respectively. The increase in professional fees was related to fees incurred in connection with the Company's contested Annual Meeting held on April 17, 2002. Occupancy and equipment costs increased primarily due to depreciation expense in connection with the completion of the installation of a new enterprise wide telephone system in the current quarter, as well as additional equipment purchases for two new banking offices.

Liquidity and Capital Resources
-------------------------------

On March 31, 2002 the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount              Percent
                                                  ------              -------
                                                       (in Thousands)
Tangible capital..............................  $  52,441              7.49%
Tangible capital requirement..................     10,497              1.50%
                                                ---------           --------
Excess over requirement.......................  $  41,944              5.99%
                                                =========           ========

Core capital..................................  $  52,441              7.49%
Core capital requirement......................     27,992              4.00%
                                                ---------           --------
Excess over requirement.......................  $  24,449              3.49%
                                                =========           ========


Risk based capital............................  $  55,103             17.56%
Risk based capital requirement................     25,098              8.00%
                                                ---------           --------
Excess over requirement.......................  $  30,005              9.56%
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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended March 31, 2002, the Company originated $43.9 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $37.6 million during the three-month period ended March 31, 2002. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2002, cash and cash equivalents totaled $20.9 million. The Bank's liquidity ratio was 4.74% at March 31, 2002.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2002, the Company had $38.2 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of March 31, 2002 totaled $156.2 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------


                                                                    For the
                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                            2002(1)     2001(1)

Return on average assets                                      .55%        .57%
Return on average equity                                     4.58%       4.50%
Yield on average interest-earning assets                     6.42%       7.39%
Cost of average interest-bearing liabilities                 3.77%       4.88%
Interest rate spread (2)                                     2.65%       2.51%
Net interest margin                                          3.00%       3.00%

                                        At March 31, 2002  At December 31, 2001
                                        -----------------  --------------------
Tangible book value per share                $11.80               $11.77

(1) The ratios for the three-month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

There were no significant changes for the three months ended March 31, 2002 from the information presented in the Form 10K for December 31, 2001, under the caption "Asset and Liability Management" and "Market Risk Analysis".

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 2002. From time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. There were no lawsuits pending or known to be contemplated against the Company at March 31, 2002 that would have a material effect on the operations or income of the Company or the Bank, taken as a whole.

The Company has been a party to a legal proceeding involving a shareholder that conducted an election of director's contest, Jewelcor Management, Inc. ("Jewelcor"). On March 19, 2002, Jewelcor filed a legal proceeding in the Court of Common Pleas of Philadelphia County, Pennsylvania against the Company and each of its directors. The proceeding requested preliminary and permanent injunctive relief and a declaratory judgment to postpone the Company's April 3, 2002 Annual Meeting of Stockholders. On March 26, 2002, the court granted Jewelcor's petition for a preliminary injunction to delay the Company's Annual Meeting to a date no earlier than April 17, 2002. The Company complied with the court's order and held its Annual Meeting of Stockholders on April 17, 2002. However, on March 27, 2002, the Company and each of its directors appealed the court's order and on April 29, 2002, the Company filed preliminary objections asking the court to dismiss Jewelcor's action since it was moot and legally defective. Currently, the Company does not believe that this matter will have a material effect on its financial statements.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

( c ) Reference is made to Footnote 12 to the Company's March 31, 2002 unaudited condensed consolidated financial statements, incorporated herein by reference to this Quarterly Report on Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2002, the Annual Meeting of stockholders of the Company was held to elect nominees for director and to ratify the appointment of the Company's independent auditors. The following individuals were elected as directors for terms to expire in 2005.

                      Nominee                    For                Withheld
                      -------                    ---                --------
                      James C. Hellauer          3,454,752          12,681
                      John F. McGill, Jr.        3,454,727          12,706
                      Charles A. Murray          3,454,752          12,681


With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

                      For                         Against           Abstain
                      ---                         -------           -------
                      5,562,045                   21,634            68,802


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

b)       Reports on Form 8-K

c)       None

--------------------
* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.

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

                                 THISTLE GROUP HOLDINGS, CO.



Date: May 7, 2002                By:   /s/ John F. McGill, Jr.
                                       -----------------------------------------
                                       John F. McGill, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: May 7, 2002                 By:  /s/ Jerry Naessens
                                       -----------------------------------------
                                       Jerry Naessens
                                       Chief Financial Officer
                                       (Principal Financial Officer)