Form 10-Q
period 2002-06-30
THISTLE GROUP HOLDINGS CO
filed 2002-08-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------------

                         Commission file number 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                     23-2960768
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)


6060 Ridge Avenue, Philadelphia, Pennsylvania                           19128
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code               (215) 483-2800
                                                                 ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 14, 2002.

                  Class                                      Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                          5,347,655

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                             Page
                                                                                             Number
                                                                                             ------
PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
           THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Consolidated Financial Statements and Notes Thereto..........3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................10

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................14

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings...............................................................15

    Item 2.    Changes in Securities...........................................................15

    Item 3.    Defaults upon Senior Securities.................................................15

    Item 4.    Other Information...............................................................15

    Item 5.    Exhibits and Reports on Form 8-K................................................15

SIGNATURES        .............................................................................16


                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                      June 30, 2002     December 31, 2001
                                                                                      ---------------    -----------------

ASSETS
Cash on hand and in banks ......................................................       $    2,830           $   3,909
Interest-bearing deposits ......................................................           28,362              18,814
                                                                                       ----------              ------
                  Total cash and cash equivalents ..............................           31,192              22,723
Investments held to maturity
                  (approximate fair value of $51,978 and  $62,558)..............           51,385              63,824
Investments available for sale at fair value
                  (amortized cost of $16,165 and $16,654) ......................           16,186              16,078
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $296,850 and $295,998) ....................          303,389             299,216
Trading securities..............................................................           47,711              14,261
Loans receivable (net of allowance for loan losses of
                  $2,023 and $2,511) ...........................................          291,795             259,220
Accrued interest receivable ....................................................            4,231               4,056
FHLB stock - at cost ...........................................................            8,844               8,844
Real estate acquired through foreclosure - net .................................            2,052                  81
Office properties and equipment - net ..........................................            6,732               6,340
Cash surrender value of life insurance .........................................           14,862              12,563
Excess of cost over fair value of net assets acquired ..........................            7,318               7,680
Prepaid expenses and other assets ..............................................            4,887               4,240
Prepaid income taxes............................................................              770                 538
Deferred income taxes ..........................................................               --                 744
                                                                                       ----------           ---------
                  TOTAL ASSETS .................................................       $  791,354           $ 720,408
                                                                                       ==========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  466,258           $ 431,583
Accrued interest payable .......................................................              896                 918
Advances from borrowers for taxes and insurance ................................            2,049               2,571
FHLB advances ..................................................................          176,884             176,884
Payable to brokers and dealers .................................................           47,628              14,109
Accounts payable and accrued expenses ..........................................            8,564               7,360
Other borrowings ...............................................................            4,500               1,000
Dividends payable ..............................................................              429                 528
Deferred income taxes...........................................................              601                  --
                                                                                       ----------           ---------
                  TOTAL LIABILITIES ............................................          707,809             634,953
                                                                                       ----------           ---------

Company-obligated manditorily redeemable preferred securities of a subsidiary
trust holding solely junior subordinated debentures of the Company..............           10,000                  --

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2002 and 2001 ...................................................               --                  --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2002 and 2001; 5,367,655 outstanding June 30, 2002
and 6,607,955 outstanding December 31, 2001 ....................................              900                 900
Additional paid-in capital .....................................................           92,881              92,889
Common stock acquired by stock benefit plans ...................................           (5,960)             (6,383)
Treasury stock at cost, 3,632,334 shares at June 30, 2002 and
2,392,034 shares at December 31, 2001 ..........................................          (37,773)            (21,626)
Accumulated other comprehensive income..........................................            3,934               1,286
Retained earnings - partially restricted .......................................           19,563              18,389
                                                                                       ----------           ---------
                  Total stockholders' equity ...................................           73,545              85,455
                                                                                       ----------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $  791,354           $ 720,408
                                                                                       ==========           =========

      See notes to unaudited condensed consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                   For the Three Months           For the Six Months
                                                                       Ended June 30,               Ended June 30,
                                                                 ------------------------     ------------------------
                                                                    2002           2001          2002           2001


INTEREST INCOME:
   Interest on loans.....................................        $   5,368      $   4,606     $  10,372      $   9,280
   Interest on mortgage-backed securities................            4,058          4,421         8,141          8,888
   Interest and dividends on investments.................            1,352          2,268         2,793          4,777
                                                                 ---------      ---------     ---------      ---------
       Total interest income.............................           10,778         11,295        21,306         22,945
                                                                 ---------      ---------     ---------      ---------
INTEREST EXPENSE:
   Interest on deposits..................................            3,439          4,581         6,886          9,369
   Interest on borrowed money............................            2,481          2,471         4,863          4,838
                                                                 ---------      ---------     ---------      ---------
       Total interest expense............................            5,920          7,052        11,749         14,207
                                                                 ---------      ---------     ---------      ---------

NET INTEREST INCOME                                                  4,858          4,243         9,557          8,738

PROVISION FOR LOAN LOSSES................................              200            120           350            240
                                                                 ---------      ---------     ---------      ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................            4,658          4,123         9,207          8,498
                                                                 ---------      ---------     ---------      ---------
OTHER INCOME:
   Service charges and other fees........................              215            211           463            407
   Gain on sale of real estate owned.....................                6             --             6             --
   Gain on sale of mortgage-backed securities............              356            141           356            141
   Gain (loss) on sale of loans..........................              177             --           177            (11)
   Loss on sale of investments...........................             (539)            --          (539)            --
   Loss on SBIC investments                                             --            (57)           --           (303)
   Rental income.........................................               51             46           106             96
   Trading revenues from brokerage operations............              683            535           982            895
   Miscellaneous other income............................               --             --            --             83
                                                                 ---------      ---------     ---------      ---------
       Total other income................................              949            876         1,551          1,308
                                                                 ---------      ---------     ---------      ---------
OTHER EXPENSES:
   Salaries and employee benefits........................            2,142          1,895         3,929          3,679
   Occupancy and equipment...............................              660            559         1,331          1,151
   Federal insurance premium.............................               18             21            36             41
   Professional fees.....................................               92            102           397            213
   Advertising and promotion.............................               99             80           202            174
   Amortization of excess of cost over fair value
   of assets acquired....................................              180            180           360            360
   Interest on redeemable preferred securities...........              137             --           137             --
   Other.................................................              865            761         1,763          1,632
                                                                 ---------      ---------     ---------      ---------
       Total other expenses..............................            4,193          3,598         8,155          7,250
                                                                 ---------      ---------     ---------      ---------
INCOME BEFORE INCOME TAXES...............................            1,414          1,401         2,603          2,556
                                                                 ---------      ---------     ---------      ---------
INCOME TAXES.............................................              279            256           476            435
                                                                 ---------      ---------     ---------      ---------
NET INCOME...............................................        $   1,135      $   1,145     $   2,127      $   2,121
                                                                 =========      =========     =========      =========

BASIC EARNINGS PER SHARE.................................          $   .19       $    .17       $   .35       $    .32
DILUTED EARNINGS PER SHARE...............................          $   .19       $    .17       $   .35       $    .32

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................        5,914,161      6,541,185     6,015,890      6,546,716
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................        6,037,151      6,581,352     6,116,971      6,590,439


      See notes to unaudited condensed consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                       ----------------------
                                                                                         2002           2001


OPERATING ACTIVITIES:
Net income..................................................................           $  2,127       $ 2,121
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
   Provision for loan losses................................................                350           240
   Depreciation.............................................................                630           499
   Amortization of stock benefit plans......................................                457           445
   Amortization of excess of cost over fair value of net assets acquired....                360           360
   Amortization of net premiums (discounts) on:
     Loans purchased........................................................                 43            36
     Investments............................................................               (451)         (523)
     Mortgage-backed securities.............................................              1,975           547
   (Gain) loss on sale of loans.............................................               (177)           11
   Gain on sale of mortgage-backed securities...............................               (356)         (141)
   Loss on sale of investments..............................................                539            --
   (Gain) on sale of real estate owned......................................                 (6)           --
   Net decrease in trading securities.......................................            (33,450)       (7,146)
   Increase in other assets.................................................             (3,399)       (1,344)
   Increase in other liabilities............................................             34,604         6,867
                                                                                       --------       -------
Net cash provided by operating activities...................................              3,246         1,972
                                                                                       --------       -------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................             70,257        45,175
   Loans....................................................................             45,593        25,999
Loans originated............................................................            (87,097)      (51,001)
Purchases of:
   Investments .............................................................             (4,744)          (75)
   Mortgage-backed securities...............................................            (94,518)      (67,048)
   Office properties and equipment..........................................             (1,022)         (939)
Proceeds from the sale of mortgage-backed securities........................             21,790        11,377
Proceeds from the sale of investments.......................................             15,570            --
Proceeds from the sale of loans.............................................              6,722         3,199
Proceeds from the sale of real estate owned.................................                 72            --
Maturities and calls of investments.........................................              2,075        24,632
                                                                                       --------       -------
Net cash used in investing activities.......................................            (25,302)       (8,681)
                                                                                       ---------      -------
FINANCING ACTIVITIES:
Net increase in deposits....................................................             34,675        10,351
Net decrease in advances from borrowers for taxes and insurance.............               (522)         (626)
Net increase in other borrowings............................................              3,500           750
Issuance of capital securities..............................................             10,000            --
Purchase of treasury stock..................................................            (16,237)       (1,858)
Net proceeds from exercise of stock options.................................                 62            --
Cash dividends..............................................................               (953)         (981)
                                                                                       ---------      --------
Net cash provided by financing activities...................................             30,525         7,636
                                                                                       --------       -------
Net increase in cash and cash equivalents...................................              8,469           927
Cash and cash equivalents, beginning of period..............................             22,723        20,320
                                                                                       --------       -------
Cash and cash equivalents, end of period....................................           $ 31,192       $21,247
                                                                                       ========       =======
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed................................           $ 11,908       $14,283
Income taxes paid...........................................................                870           468
Noncash transfers from loans to real estate owned...........................              2,830            47
Noncash transfer of investments from available for sale to held to maturity.                 --        75,446



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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2001.

NOTE 3 - INVESTMENTS

Investments held to maturity at June 30, 2002 and December 31, 2001 consisted of the following:


                                                               June 30, 2002              December 31, 2001
                                                          Amortized    Approximate     Amortized     Approximate
                                                             Cost       Fair Value       Cost         Fair Value
                                                         ----------    -----------    ----------    ------------

FHLB and FHLMC bonds - more than 10 years..........        $    --        $    --      $15,201       $14,408
Municipal bonds - 5 to 10 years....................            712            739          777           789
Municipal bonds - more than 10 years...............         50,673         51,239       47,846        47,361
                                                           -------        -------      -------       -------

Total..............................................        $51,385        $51,978      $63,824       $62,558
                                                           =======        =======      =======       =======

During the three months ended June 30, 2002, the Company sold $15,600 of FHLB and FHLMC bonds, representing its entire portfolio of zero coupon agency securities, previously classified as held to maturity, at a net loss of $709. The Company executed the transaction to improve the interest-rate risk characteristics of the Bank's balance sheet. The Company believes that the transaction is isolated and nonrecurring.


Investments available for sale at June 30, 2002 and December 31, 2001 consisted of the following:

                                                               June 30, 2002              December 31, 2001
                                                          Amortized    Approximate     Amortized     Approximate
                                                             Cost       Fair Value       Cost         Fair Value
                                                         ----------    -----------    ----------    ------------

Mutual funds.......................................       $ 1,552         $ 1,552        $ 1,530       $ 1,530
Capital trust securities...........................         9,058           8,118          9,077         8,040
Equity investments.................................         4,024           4,985          4,528         4,989
Other..............................................         1,531           1,531          1,519         1,519
                                                          -------         -------        -------       -------

Total..............................................       $16,165         $16,186        $16,654       $16,078
                                                          =======         =======        =======       =======

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at June 30, 2002 and December 31, 2001 consisted of the following:

                                                               June 30, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                      ------------       -------------       ------------       --------------

GNMA pass-through certificates.......................  $ 115,618          $  118,871          $ 106,452          $  108,837
FNMA pass-through certificates.......................    111,634             113,746            114,634             115,109
FHLMC pass-through certificates......................     54,515              55,454             66,417              66,593
FHLMC collateralized mortgage obligations............      3,685               3,737              3,904               3,904
FHLMC real estate mortgage investment conduits.......     11,398              11,581              4,591               4,773
                                                       ---------          ----------          ---------          ----------
Total................................................  $ 296,850          $  303,389          $ 295,998          $  299,216
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at June 30, 2002 and December 31, 2001 consisted of the following:


                                                                 June 30, 2002      December 31, 2001
                                                                 -------------      -----------------

Mortgage loans:
         1 - 4 family residential.............................    $  126,571            $  125,504
         Commercial real estate...............................        88,846                62,532
Home equity lines of credit and improvement loans.............        27,965                20,923
Commercial non-mortgage loans.................................        23,319                28,866
Construction loans - net......................................        26,723                23,677
Loans on savings accounts.....................................           662                   637
Consumer loans    ............................................         1,023                   879
                                                                  ----------            ----------
         Total loans..........................................       295,109               263,018
                                                                  ----------            ----------
Plus: unamortized premiums....................................           223                   267
Less:
         Net discounts on loans purchased.....................           (13)                  (13)
         Deferred loan fees...................................        (1,501)               (1,541)
         Allowance for loan losses............................        (2,023)               (2,511)
                                                                  ----------            ----------
Total                                                             $  291,795            $  259,220
                                                                  ==========            ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                        June 30, 2002            December 31, 2001
                                    Amount     % of Total       Amount      % of Total
                                  ----------   ----------    -----------    ----------

NOW accounts and
   transaction checking           $   72,223      15.5%      $   47,372         11.0%
Money Market Demand accounts          41,334       8.9%          40,029          9.3%
Passbook accounts                    118,536      25.4%         109,257         25.3%
Certificate accounts                 234,165      50.2%         234,925         54.4%
                                  ----------     -----       ----------        -----

Total                             $  466,258     100.0%      $  431,583        100.0%
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

NOTE 9 - COMPREHENSIVE INCOME

For the three and six-month  periods ended June 30, 2002,  the Company  reported total comprehensive (loss) income of approximately $1,100 and ($1,500) respectively. For the three and six-month periods of the prior year, the Company reported total comprehensive income of approximately $780 and $6,200 respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On June 19, 2002, the Company declared a dividend of $.08 per share payable July 15, 2002 to stockholders of record on June 30, 2002.

NOTE 11 - RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. However, SFAS No. 142 does not change the accounting prescribed for certain acquisitions by banking and thrift institutions, resulting in continued amortization of the excess of cost over fair value of net assets acquired under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. In October 2001, the FASB decided to undertake a limited scope project to reconsider part of the guidance in SFAS No. 72. In particular, the FASB decided to reconsider the provisions of that statement that require recognition and amortization of an unidentifiable intangible asset-an asset that is sometimes referred to in practice as "SFAS 72 goodwill". In March 2002, the FASB tentatively decided, that if the transaction was a business combination and the core deposit intangible was separately recognized, then preparers would cease amortization of all unidentifiable intangible assets. The FASB decided that the final Statement would be effective upon issuance with retroactive restatement for the nonamortization of the unidentified intangible asset to the beginning of the fiscal year in which SFAS No. 142 was applied in its entirety. At June 30, 2002, as the final Statement has not yet been issued, the Company's "SFAS 72 goodwill" amounted to $7,318 and was subject to amortization of $360 for the six months ended June 30, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Management has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002

NOTE 12 - CAPITAL SECURITIES

On March 26, 2002, the Company formed a wholly-owned subsidiary, Thistle Group Holdings Capital Trust I, a Delaware business trust (the "Trust"). On April 10, 2002, the Trust sold $10.0 million of pooled floating rate capital securities (the "Capital Securities") to MM Community Funding III, Ltd. with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in floating rate junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Capital Securities mature in April 2032. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt in whole, but not in part, at a special redemption price before five years have elapsed. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S.

NOTE 13 - TENDER OFFER

During the quarter, the Company completed its Issuer Tender Offer ("ITO"), repurchasing 1,129,000 shares at a price of $13.00 per share. The Company's ITO expired at midnight on the evening of June 20, 2002.

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

Overview
--------

The Company is having outstanding success collecting core deposit (checking, money market and passbook) accounts and originating new loan accounts. Robust deposit growth continues with total deposits at June 30, 2002 exceeding $466 million up $49 million from $417 million a year ago. Loans outstanding increased $51 million to $292 million from $241 million a year ago. Of such increase, commercial real estate and commercial loans increased $38 million and home equity loans and lines increased $10 million. The ability to implement the Company's plan of loan origination and core deposit growth is firmly in place and now successfully being implemented through a thirteen banking office franchise.

                                    (Dollars in Thousands)

                            6/30/02         6/30/01        % Increase

     Deposits            $  466,000      $ 417,000             12%
     Core Deposits          232,000        178,000             29%
     Loans                  292,000        241,000             21%



All of the growth in deposits has been in core deposits. The Company's focus is on building lasting relationships on both the retail and commercial levels.

                                    LINKED QUARTER HIGHLIGHTS
                                      (Dollars in Thousands)

                                     QTR          QTR        INCREASE      % INCREASE
                                   6/30/02      3/31/02     (DECREASE)     (DECREASE)
                                 ----------   ----------    ------------   ----------
Net Interest Income              $   4,721    $   4,699     $        22          .5%
Provision for loan losses              200          150              50        33.3%
Non-interest Income                    949          602             347        57.6%
Non-interest Expense                 4,056        3,962              94         2.4%
Net Income                           1,135          992             143        14.4%
Loans                              291,795      278,730          13,065         4.7%
Deposits                           466,258      451,916          14,342         3.2%
Stockholders' Equity                73,545       84,733         (11,188)      (13.2)%


     o Stockholders' equity decreased $11.2 million during the quarter, primarily due to the Company's issuer tender offer, which was completed on June 20, 2002. The Company repurchased 1,129,000 shares at $13 per share, which reduced its outstanding common shares by 17%

     o    Checking accounts increased by $10.4 million or 17% for the quarter.

     o Loans receivable increased $13 million or 4.7% for the quarter. Commercial real estate and commercial loans grew $10.2 million and home equity loans and lines increased $4.8 million.

     o TGH Securities' trading revenues increased $384,000 over the prior quarter reflecting the 58% increase in non-interest income. Such increase reflects the cyclical nature of the municipal note business during peak periods.

     o The increase in consolidated non-interest expense is directly attributable to increased trading revenues partially offset by the absence of $200,000 in costs in the first quarter of the year related to the Company's contested annual meeting. However, non-interest expense at the Bank level remained flat for the quarter at $3.6 million.

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors.

Comparison of Financial Condition at June 30, 2002 from December 31, 2001
-------------------------------------------------------------------------

Total assets were $791.3 million at June 30, 2002, representing an increase of $70.9 million from the balance of $720.4 million at December 31, 2001. The increase was due to an increase of $33 million in trading securities resulting from the operations of TGH Securities. In addition, loans receivable increased $33 million and were funded by an increase in deposits of $35 million.

Investments held to maturity decreased $12.4 million due to the sale of certain agency securities of $14.9 million and calls of municipal bonds of $2.0 million, offset by purchases of $4.7 million.

Trading securities increased $33.4 million to $47.7 million at June 30, 2002 from $14.3 million at December 31, 2001. Fluctuations in the balance of trading securities are due to the operations of TGH Securities.

Loans receivable increased $32.6 million, or 12.6%, to $291.8 million at June 30, 2002 from $259.2 million at December 31, 2001. This increase was primarily the result of $87.1 million of loan originations, offset by principal repayments of $45.6 million and the sale of $6.7 million of residential loans. The residential loans were sold to improve interest rate risk. The transaction generated a gain of $177,000.

Deposits increased $34.7 million, or 8.03%, to $466.3 million at June 30, 2002 from $431.6 million at December 31, 2001. NOW accounts, transaction checking and money market accounts increased $26.2 million; passbook accounts increased $9.3 million, and certificates decreased $760,000 as a result of focused marketing and business development initiatives aimed at building the Company's core deposit base as well as the addition of new banking offices.

Accounts payable and accrued expenses increased $34.7 million to $56.2 million at June 30, 2002 from $21.5 million at December 31, 2001. The fluctuation is due mainly to activity at TGH Securities and represents monies due to brokers/dealers for securities purchased. This payable may fluctuate from period to period, depending upon the amount of securities owned by TGH Securities at each quarter or yearend.

Total stockholders' equity decreased $11.9 million to $73.5 million at June 30, 2002 from $85.4 million at December 31, 2001 primarily due to treasury stock purchases from the company's issuer tender offer of $14.7 million and dividends paid of $1.0 million offset by an a increase in the accumulated other comprehensive income of $2.6 million as a result of changes in the net unrealized gain on the available for sale securities portfolio due to fluctuations in the interest rates and net income of $2.1 million. Because of interest rate changes, the Company's accumulated other comprehensive income
(loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                       At                   At
                                                  June 30, 2002      December 31, 2001
                                                  -------------      -----------------
                                                       (Dollars in Thousands)

Total non-performing loans......................     $   464              $3,178
Real estate owned...............................       2,052                  81
                                                     -------              ------
Total non-performing assets.....................     $ 2,516              $3,259
                                                     =======              ======
Total non-performing loans to
total loans.....................................         .16%               1.23%

Total non-performing assets to
total assets....................................         .32%                .45%

Allowance for loan loss.........................     $ 2,023              $2,511

Allowance for loan losses as a percentage
of total non-performing assets..................          80%                 98%

Allowance for loan losses as a percentage
of total non-performing loans...................         436%                 79%

Allowance for loan losses as a percentage
of total average loans..........................         .73%               1.05%


During the quarter ended June 30, 2002, the Company foreclosed on one non-performing commercial real-estate loan and transferred the balance of the $2.8 million loan to real estate owned. The real estate is being carried at fair market value less estimated selling costs and is currently being marketed for sale. Upon transfer to real estate owned, the Company did not incur any additional loss.

Comparison of Operations for the Three and Six-Month Periods Ended June 30, 2002 and 2001
------------------------------------------------------------------


Net Income. Net income for the three months ended June 30, 2002 was $1.1 million or $.19 diluted earnings per share as compared to net income of $1.1 million or $.17 diluted earnings per share for the three months ended June 30, 2001. Net income for the six months ended June 30, 2002 was $2.1 million or $.35 diluted earnings per share as compared to net income of $2.1 million per share or $.32 diluted earnings per share for the same period of the prior year.

Total Interest Income. Interest income for the quarter ended June 30, 2002 decreased $517,000 over the quarter ended June 30, 2001, primarily due to a decrease in the average yield of 89 basis points, partially offset by an increase of $65.4 million in the average balance of interest-earning assets. Interest income for the six months ended June 30, 2002 decreased $1.6 million over the six months ended June 30, 2001 primarily due to a decrease in the average yield of 93 basis points partially offset by an increase of $47.6 million in the average balance of interest-earning assets.

Total Interest Expense. Interest expense for the quarter ended June 30, 2002 decreased $1 million over the quarter ended June 30, 2001 due to a decrease in the average cost of funds of 111 basis points, partially offset by an increase in the average balance of interest-bearing liabilities of $70.8 million. Interest expense for the six months ended June 30, 2002 decreased $2.3 million over the six months ended June 30, 2001. The decrease in interest expense is due to a decrease in the average cost of funds of 112 basis points partially offset by an increase in the average balance of interest-bearing liabilities of $52.1 million.

Net Interest Income. Net interest income for the quarter ended June 30, 2002 increased $478,000 or 11.3% over the quarter ended June 30, 2001. Net interest income for the six months ended June 30, 2002 increased $682,000 or 7.8% over the six months ended June 30, 2001.

Provision for Losses on Loans. The provision for losses on loans for the three and six months ended June 30, 2002 totaled $200,000 and $350,000, respectively, as compared to $120,000 and $240,000 for the same periods in 2001. The increase in the provision for losses on loans for the three and six months ended June 30, 2002, as compared to the same periods in 2001, is precipitated by increased non-performing loans and a larger loan portfolio, specifically commercial real estate loans, commercial non-mortgage loans and construction loans-net. See "Note 6 - Loans Receivable to the Notes To Unaudited Condensed Consolidated Financial Statements." Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the amount of the Company's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Company's primary market area, and other factors related to the collectibility of the Company's loan portfolio. Management will continue to review its loan portfolio to determine the extent, if any, to which additional loss provisions may be deemed necessary. The allowance for loan losses is at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. There can be no assurance that the allowance for losses will be adequate to cover losses, which may in fact be realized in the future, and that additional provisions for losses will not be required.

Other Income. Non-interest income for the quarter ended June 30, 2002 increased $73,000 over the quarter ended June 30, 2001. Non-interest income for the six months ended June 30, 2002 increased $243,000 over the six months ended June 30, 2001. The quarter and six months ended June 30, 2001 reflected net operating losses of $57,000 and $303,000, respectively, for a subsidiary's investment in small business investment companies. Such losses were not recurring items for the same comparative periods of 2002. Trading revenues from TGH Securities increased $148,000 and $87,000 for the quarter and six months ended, respectively, versus the same periods of the prior year.

Non-interest Expenses. Non-interest expense for the quarter and six months ended June 30, 2002 increased $595,000 and $905,000, respectively, over the comparative 2001 periods. Salaries and employee benefits increased $247,000 and $250,000, respectively, over the same periods of the prior year. Such increases are due to the variable nature of compensation for TGH Securities' personnel, the addition of personnel in lending and for two new banking offices as well as normal salary increases. Occupancy and equipment costs increased $101,000 and $180,000, respectively, over the same periods of the prior year. The increases were due to depreciation expense in connection with the completion of the installation of a new enterprise-wide telephone system in the first quarter of 2002 as well as additional equipment purchases and related expenses for two new banking offices. Professional fees remained flat for the quarter ended June 30, 2002 versus the prior year period and increased $184,000 for the six months ended June 30, 2002 versus the prior year period. The increase for the six-month period was related to fees incurred in connection with the Company's contested Annual Meeting held in April 2002. Other expenses increased $104,000 and $131,000, respectively, due to increases in payroll taxes, telephone expenses, and other printing and mailing expenses resulting from the Company's contested Annual Meeting.

Critical Accounting Policies
----------------------------

In Management's opinion, the most critical accounting policy impacting the Company's financial statements is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Liquidity and Capital Resources
-------------------------------

On June 30, 2002 the Bank was in compliance with its three regulatory capital requirements as follows:

                                                  Amount     Percent
                                                --------     -------
                                                    (in Thousands)

Tangible capital............................    $  52,870      7.40%
Tangible capital requirement................       10,795      1.50%
                                                ---------     -----
Excess over requirement.....................    $  42,075      5.90%
                                                =========     =====

Core capital................................    $  52,870      7.40%
Core capital requirement....................       28,787      4.00%
                                                ---------     -----
Excess over requirement.....................    $  24,083      3.40%
                                                =========     =====

Risk based capital..........................    $  54,893     16.31%
Risk based capital requirement..............       26,930      8.00%
                                                ---------     -----
Excess over requirement.....................    $  27,963      8.31%
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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the six months ended June 30, 2002, the Company originated $87.1 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $94.5 million during the six-month period ended June 30, 2002. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2002, cash and cash equivalents totaled $31.2 million. The Bank's liquidity ratio was 7.07% at June 30, 2002.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2002, the Company had $35.1 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of June 30, 2002 totaled $158.1 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                         For the                For the
                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                  --------------------      -------------------
                                                  2002(1)      2001(1)      2002(1)     2001(1)

Return on average assets                            .56%        .64%          .58%       .61%
Return on average equity                           4.94%       5.28%         4.93%      4.89%
Yield on average interest-earning assets           6.14%       7.04%         6.28%      7.16%
Cost of average interest-bearing liabilities       3.66%       4.77%         3.71%      4.83%
Interest rate spread (2)                           2.48%       2.26%         2.56%      2.33%
Net interest margin                                2.82%       2.79%         2.91%      2.84%


                                                   At June 30, 2002        At December 31, 2001
                                                   ----------------        --------------------
Tangible book value per share                           $12.34                    $11.77


(1) The ratios for the three and six-month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Net Portfolio Value" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended December 31, 2001.

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of Net the Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1 basis point equals 1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

Since the NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the primary subsidiary and most significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Bank's NPV as of June 30, 2002. The NPV was calculated by the OTS, based on information provided by the Bank.

                                                                       Net Portfolio Value
                                Net Portfolio Value                      As a % of Assets
                                -------------------                    -------------------
Change in Rates                                                           Net Portfolio
In Basis Points    Dollar Amount    Dollar Change    % Change      Value Ratio   Basis Point Change
---------------    -------------    -------------    --------      -----------   ------------------

     300            $   31,463       $  (41,335)        (57) %       4.57 %            (515)
     200                47,867          (24,930)        (34) %       6.75 %            (298)
     100                62,766          (10,031)        (14) %       8.59 %            (113)
       0                72,798               --             --           --               --
    (100)               70,634           (2,164)         (3) %       9.33 %             (39)
    (200)                    *                *              *            *                *
    (300)                    *                *              *            *                *


*    Scenario not used due to the low prevailing interest rate environment

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company has been a party to a legal proceeding involving a shareholder that conducted an election of director's contest, Jewelcor Management, Inc. ("Jewelcor"). On March 19, 2002, Jewelcor filed a legal proceeding in the Court of Common Pleas of Philadelphia County, Pennsylvania against the Company and each of its directors. The proceeding requested preliminary and permanent injunctive relief and a declaratory judgment to postpone the Company's April 3, 2002 Annual Meeting of Stockholders. On March 26, 2002, the court granted Jewelcor's petition for a preliminary injunction to delay the Company's Annual Meeting to a date no earlier than April 17, 2002. The Company complied with the court's order and held its Annual Meeting of Stockholders on April 17, 2002. However, on March 27, 2002, the Company and each of its directors appealed the court's order and on April 29, 2002, the Company filed preliminary objections asking the court to dismiss Jewelcor's action since it was moot and legally defective. Because the case is substantially moot, the Company withdrew its appeal in early July, and the only remaining issue is one of attorneys' fees. Currently, the Company does not believe that this matter will have a material effect on its financial statements.

The Company and each of its directors also have been a party to a second, similar legal proceeding that Jewelcor filed on June 11, 2002, in the Court of Common Pleas of Philadelphia County, Pennsylvania. This action seeks damages in connection with the Company's rescheduling of its 2002 Annual Meeting, the amendment of its by-laws and the July 2002 tender offer. The Company has filed preliminary objections asking the court to dismiss Jewelcor's action as moot and legally defective. Currently, the Company does not believe that this matter will have a material effect on its financial statements.

In addition, from time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the Company's opinion, such lawsuits pending or known to be contemplated against the Company at June 30, 2002 would have no material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

( c ) Reference is made to Footnote 12 to the Company's June 30, 2002 unaudited condensed consolidated financial statements, incorporated herein by reference to this Quarterly Report on Form 10-Q.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information incorporated by reference to Item 4 of the March 31, 2002 Form 10-Q filed on May 7, 2002.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    The following Exhibits are filed as part of this report:
            3(i)   Articles of Incorporation****
            3(ii)  Amended Bylaws*****
            4.1    Shareholder Rights Plan**
           10.1    1992 Stock Option Plan of Roxborough-Manayunk Federal
                    Savings Bank*
           10.2    1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
           10.3    1994 Stock Option Plan of Roxborough-Manayunk Bank*
           10.4    1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
           10.5    Employment Agreement with John F. McGill, Jr.****
           10.6    Employment Agreement with Jerry Naessens*
           10.7    1999 Stock Option Plan ***
           10.8    1999 Restricted Stock Plan***
           99.0 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)    Reports on Form 8-K

     c)    None

----------------

* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.

** Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on September 30, 1999.

*** Incorporated by reference to the appropriate exhibit of the Company's proxy material filed on June 21, 1999.

**** Incorporated by reference to the identically  numbered exhibits to the Form
     10-K for December 31, 1999 filed on March 30, 2000.

*****Incorporated by reference to the identically  numbered  exhibit to the Form
     10-K for December 31, 2001 filed on March 12, 2002.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THISTLE GROUP HOLDINGS, CO.



Date: August 14, 2002               By:  /s/ John F. McGill, Jr.
                                        ----------------------------------------
                                        John F. McGill, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date: August 14, 2002             By:   /s/ Jerry Naessens
                                        ----------------------------------------
                                        Jerry Naessens
                                        Chief Financial Officer
                                        (Principal Financial Officer)