Form 10-Q/A
period 2002-06-30
THISTLE GROUP HOLDINGS CO
filed 2002-08-23
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Consolidated Financial Statements and Notes Thereto..............3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................................10

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........................14

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings...................................................................15

    Item 2.    Changes in Securities...............................................................15

    Item 3.    Defaults upon Senior Securities.....................................................15

    Item 4.    Other Information...................................................................15

    Item 5.    Exhibits and Reports on Form 8-K....................................................15

SIGNATURES        .................................................................................16




This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q for the quarterly period ended June 30, 2002 to reflect the restatement of the Company's balance sheet as of June 30, 2002.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                      June 30, 2002     December 31, 2002
                                                                                      -------------     -----------------

ASSETS
Cash on hand and in banks ......................................................       $    2,830           $   3,909
Interest-bearing deposits ......................................................           28,362              18,814
                                                                                       ----------           ---------
                  Total cash and cash equivalents ..............................           31,192              22,723

Investments held to maturity
                  (approximate fair value of  $62,558)..........................              ^--             ^63,824
Investments available for sale at fair value
                  (amortized cost of $67,550 and $16,654) ......................          ^68,164             ^16,078

Mortgage-backed securities available for sale at fair value
                  (amortized cost of $296,850 and $295,998) ....................          303,389             299,216
Trading securities.............................................................            47,711              14,261
Loans receivable (net of allowance for loan losses of
                  $2,023 and $2,511) ...........................................          291,795             259,220
Accrued interest receivable ....................................................            4,231               4,056
FHLB stock - at cost ...........................................................            8,844               8,844
Real estate acquired through foreclosure - net .................................            2,052                  81
Office properties and equipment - net ..........................................            6,732               6,340
Cash surrender value of life insurance .........................................           14,862              12,563
Excess of cost over fair value of net assets acquired ..........................            7,318               7,680
Prepaid expenses and other assets ..............................................            4,887               4,240
Prepaid income taxes............................................................              770                 538
Deferred income taxes ..........................................................               --                 744
                                                                                       ----------           ---------

                  TOTAL ASSETS .................................................       $ ^791,947           $^720,408

                                                                                       ==========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  466,258           $ 431,583
Accrued interest payable .......................................................              896                 918
Advances from borrowers for taxes and insurance ................................            2,049               2,571
FHLB advances ..................................................................          176,884             176,884
Payable to brokers and dealers .................................................           47,628              14,109
Accounts payable and accrued expenses ..........................................            8,564               7,360
Other borrowings ...............................................................            4,500               1,000
Dividends payable ..............................................................              429                 528


Deferred income taxes...........................................................             ^803                  --

                                                                                       ----------           ---------


                  TOTAL LIABILITIES ............................................         ^708,011             634,953

                                                                                       ----------           ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
trust holding solely junior subordinated debentures of the Company..............           10,000                  --

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2002 and 2001 ...................................................               --                  --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2002 and 2001; 5,367,655 outstanding June 30, 2002
and 6,607,955 outstanding December 31, 2001 ....................................              900                 900
Additional paid-in capital .....................................................           92,881              92,889
Common stock acquired by stock benefit plans ...................................           (5,960)             (6,383)
Treasury stock at cost, 3,632,334 shares at June 30, 2002 and
2,392,034 shares at December 31, 2001 ..........................................          (37,773)            (21,626)

Accumulated other comprehensive income..........................................           ^4,325               1,286

Retained earnings - partially restricted .......................................           19,563              18,389
                                                                                       ----------           ---------

                  Total stockholders' equity ...................................          ^73,936              85,455

                                                                                       ----------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $ ^791,947           $ 720,408

                                                                                       ==========           =========



See notes to unaudited condensed consolidated financial statements.

                  Thistle Group Holdings, Co. and subsidiaries
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     For the Three Months               For the Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                         --------------                  --------------
                                                                      2002           2001              2002             2001
INTEREST INCOME:
   Interest on loans.....................................        $   5,368      $   4,606         $  10,372        $   9,280
   Interest on mortgage-backed securities................            4,058          4,421             8,141            8,888
   Interest and dividends on investments.................            1,352          2,268             2,793            4,777
                                                                 ---------      ---------         ---------        ---------
       Total interest income.............................           10,778         11,295            21,306           22,945
                                                                 ---------      ---------         ---------        ---------

INTEREST EXPENSE:
   Interest on deposits..................................            3,439          4,581             6,886            9,369
   Interest on borrowed money............................            2,481          2,471             4,863            4,838
                                                                 ---------      ---------         ---------        ---------
       Total interest expense............................            5,920          7,052            11,749           14,207
                                                                 ---------      ---------         ---------        ---------

NET INTEREST INCOME                                                  4,858          4,243             9,557            8,738

PROVISION FOR LOAN LOSSES................................              200            120               350              240
                                                                 ---------      ---------         ---------        ---------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................            4,658          4,123             9,207            8,498
                                                                 ---------      ---------         ---------        ---------
OTHER INCOME:
   Service charges and other fees........................              215            211               463              407
   Gain on sale of real estate owned.....................                6             --                 6               --
   Gain on sale of mortgage-backed securities............              356            141               356              141
   Gain (loss) on sale of loans..........................              177             --               177              (11)
   Loss on sale of investments...........................             (539)            --              (539)              --
   Loss on SBIC investments                                             --            (57)               --             (303)
   Rental income.........................................               51             46               106               96
   Trading revenues from brokerage operations............              683            535               982              895
   Miscellaneous other income............................               --             --                --               83
                                                                 ---------      ---------         ---------        ---------
       Total other income................................              949            876             1,551            1,308
                                                                 ---------      ---------         ---------        ---------

OTHER EXPENSES:
   Salaries and employee benefits........................            2,142          1,895             3,929            3,679
   Occupancy and equipment...............................              660            559             1,331            1,151
   Federal insurance premium.............................               18             21                36               41
   Professional fees.....................................               92            102               397              213
   Advertising and promotion.............................               99             80               202              174
   Amortization of excess of cost over fair value
   of assets acquired....................................              180            180               360              360
   Interest on redeemable preferred securities...........              137             --               137               --
   Other.................................................              865            761             1,763            1,632
                                                                 ---------      ---------         ---------        ---------
       Total other expenses..............................            4,193          3,598             8,155            7,250
                                                                 ---------      ---------         ---------        ---------

INCOME BEFORE INCOME TAXES...............................            1,414          1,401             2,603            2,556
                                                                 ---------      ---------         ---------        ---------

INCOME TAXES.............................................              279            256               476              435
                                                                 ---------      ---------         ---------        ---------

NET INCOME...............................................        $   1,135      $   1,145         $   2,127        $   2,121
                                                                 =========      =========         =========        =========

BASIC EARNINGS PER SHARE.................................           $   .19       $   .17            $   .35         $   .32
DILUTED EARNINGS PER SHARE...............................           $   .19       $   .17            $   .35         $   .32

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................        5,914,161      6,541,185         6,015,890        6,546,716
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................        6,037,151      6,581,352         6,116,971        6,590,439


See notes to unaudited condensed consolidated financial statements.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           For the Six Months
                                                                                             Ended June 30,
                                                                                             --------------

                                                                                         2002               2001
                                                                                         ----               ----
OPERATING ACTIVITIES:
Net income.....................................................................       $  2,127            $ 2,121
Adjustments to reconcile net income to net cash provided
by operating activities:
   Provision for loan losses...................................................            350                240
   Depreciation................................................................            630                499
   Amortization of stock benefit plans.........................................            457                445
   Amortization of excess of cost over fair value of net assets acquired.......            360                360
   Amortization of net premiums (discounts) on:
     Loans purchased...........................................................             43                 36
     Investments...............................................................           (451)              (523)
     Mortgage-backed securities................................................          1,975                547
   (Gain) loss on sale of loans................................................           (177)                11
   Gain on sale of mortgage-backed securities..................................           (356)              (141)
   Loss on sale of investments.................................................            539                 --
   (Gain) on sale of real estate owned.........................................             (6)                --
   Net decrease in trading securities..........................................        (33,450)            (7,146)
   Increase in other assets....................................................         (3,399)            (1,344)
   Increase in other liabilities...............................................         34,604              6,867
                                                                                      --------            -------
Net cash provided by operating activities......................................          3,246              1,972
                                                                                      --------            -------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities..................................................         70,257             45,175
   Loans.......................................................................         45,593             25,999
Loans originated...............................................................        (87,097)           (51,001)
Purchases of:
   Investments ................................................................         (4,744)               (75)
   Mortgage-backed securities..................................................        (94,518)           (67,048)
   Office properties and equipment.............................................         (1,022)              (939)
Proceeds from the sale of mortgage-backed securities...........................         21,790             11,377
Proceeds from the sale of investments..........................................         15,570                 --
Proceeds from the sale of loans................................................          6,722              3,199
Proceeds from the sale of real estate owned....................................             72                 --
Maturities and calls of investments............................................          2,075             24,632
                                                                                      --------            -------
Net cash used in investing activities..........................................        (25,302)            (8,681)
                                                                                      --------            -------
FINANCING ACTIVITIES:
Net increase in deposits.......................................................         34,675             10,351
Net decrease in advances from borrowers for taxes and insurance................           (522)              (626)
Net increase in other borrowings...............................................          3,500                750
Issuance of capital securities.................................................         10,000                 --
Purchase of treasury stock.....................................................        (16,237)            (1,858)
Net proceeds from exercise of stock options....................................             62                 --
Cash dividends.................................................................           (953)              (981)
                                                                                      ---------           --------
Net cash provided by financing activities......................................         30,525              7,636
                                                                                      --------            -------
Net increase in cash and cash equivalents......................................          8,469                927
Cash and cash equivalents, beginning of period.................................         22,723             20,320
                                                                                      --------            -------
Cash and cash equivalents, end of period.......................................       $ 31,192            $21,247
                                                                                      ========            =======
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed...................................       $ 11,908            $14,283
Income taxes paid..............................................................            870                468
Noncash transfers from loans to real estate owned..............................          2,830                 47
Noncash transfer of investments from available for sale to held to maturity....             --             75,446

Noncash transfer of investments from held to maturity to available for sale....        ^51,385                 --



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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2001.

NOTE 3 - INVESTMENTS

Investments held to maturity at June 30, 2002 and December 31, 2001 consisted of the following:


                                                               June 30, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------

FHLB and FHLMC bonds - more than 10 years..........    $      --          $       --          $  15,201          $   14,408
Municipal bonds - 5 to 10 years....................           --                  --                777                 789
Municipal bonds - more than 10 years...............           --                  --             47,846              47,361
                                                       ---------          ----------          ---------          ----------

Total..............................................    $      --          $       --          $  63,824          $   62,558
                                                       =========          ==========          =========          ==========

During the three months ended June 30, 2002, the Company sold $15,600 of FHLB and FHLMC bonds, representing its entire portfolio of zero coupon agency securities, previously classified as held to maturity, at a net loss of $709. The Company executed the transaction to improve the interest-rate risk characteristics of the Bank's balance sheet. The Company reclassified the remaining held to maturity investments to available for sale.

Investments available for sale at June 30, 2002 and December 31, 2001 consisted of the following:

                                                               June 30, 2002                        December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------

Municipal bonds - 5 to 10 years....................    $     712          $      739          $      --          $       --
Municipal bonds - more than 10 years...............       50,673              51,239                 --                  --
Mutual funds.......................................        1,552               1,552              1,530               1,530
Capital trust securities...........................        9,058               8,118              9,077               8,040
Equity investments.................................        4,024               4,985              4,528               4,989
Other..............................................        1,531               1,531              1,519               1,519
                                                       ---------          ----------          ---------          ----------

Total..............................................    $ ^67,550          $  ^68,164          $ ^16,654          $  ^16,078
                                                       =========          ==========          =========          ==========

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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at June 30, 2002 and December 31, 2001 consisted of the following:

                                                                 June 30, 2002           December 31, 2001
                                                                 -------------           -----------------

Mortgage loans:
         1 - 4 family residential.............................    $  126,571                 $  125,504
         Commercial real estate...............................        88,846                     62,532
Home equity lines of credit and improvement loans.............        27,965                     20,923
Commercial non-mortgage loans.................................        23,319                     28,866
Construction loans - net......................................        26,723                     23,677
Loans on savings accounts.....................................           662                        637
Consumer loans................................................         1,023                        879
                                                                  ----------                 ----------

         Total loans..........................................       295,109                    263,018
                                                                  ----------                 ----------
Plus: unamortized premiums....................................           223                        267
Less:
         Net discounts on loans purchased.....................           (13)                       (13)
         Deferred loan fees...................................        (1,501)                    (1,541)
         Allowance for loan losses............................        (2,023)                    (2,511)
                                                                  ----------                 ----------
Total                                                             $  291,795                 $  259,220
                                                                  ==========                 ==========


NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                                           June 30, 2002                         December 31, 2001
                                                      Amount          % of Total              Amount          % of Total
                                                      ------          ----------              ------          ----------

NOW accounts and
   transaction checking                           $   72,223            15.5%             $   47,372             11.0%
Money Market Demand accounts                          41,334             8.9%                 40,029              9.3%
Passbook accounts                                    118,536            25.4%                109,257             25.3%
Certificate accounts                                 234,165            50.2%                234,925             54.4%
                                                  ----------            -----             ----------             -----

Total                                             $  466,258           100.0%             $  431,583            100.0%
                                                  ==========           ======             ==========            ======

NOTE 8 - EARNINGS PER SHARE


     Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average shares used in the basic and diluted earnings per share computations for the three and six-month periods ended June 30, 2002 and 2001 are as follows:

                                                               For the                           For the
                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                              -------                           -------
                                                        2002            2001              2002           2001

Average common shares outstanding- basic              5,914,161      6,541,185          6,015,890     6,546,716
Increase in shares due to dilutive options              122,990         40,167            101,081        43,723
                                                    -----------    -----------        -----------   -----------
Adjusted shares outstanding - diluted                 6,037,151      6,581,352          6,116,971     6,590,439
                                                    ===========    ===========        ===========   ===========



NOTE 9 - COMPREHENSIVE INCOME


For the three and six-month periods ended June 30, 2002, the Company reported total comprehensive (loss) income of approximately $4,800 and $5,200, respectively. For the three and six-month periods of the prior year, the Company reported total comprehensive income of approximately $780 and $6,200 respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.


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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

NOTE 13 - TENDER OFFER


During the quarter ended June 30, 2002, the Company completed its Issuer Tender Offer ("ITO"), repurchasing 1,129,000 shares at a price of $13.00 per share. The Company's ITO expired at midnight on the evening of June 20, 2002.



NOTE 14 - AMENDED FORM 10-Q


Subsequent to the issuance of its financial statements for the three and six month periods ended June 30, 2002, the Company determined that securities accounted for as held-to-maturity should have instead been classified as available for sale. As a result, the accompanying condensed consolidated balance sheet as of June 30, 2002 has been restated from the amounts previously reported. The restatement did not have any effect on net income or related per share amounts. The changes to the Company's financial statements are set forth as follows:

                                                              Previously Filed
                                                              ----------------
                                          As Amended           June 30, 2002
                                          ----------
                                         June 30, 2002        Form 10-Q filed          Increase
                                           Form 10-Q          August 14, 2002         (Decrease)
                                                                                      ----------
                                                  (In thousands, except per share data)

Total assets                                $791,947             $791,354             $    593
Investments held to maturity                      --               51,385              (51,385)
Investments available for sale                68,164               16,186               51,978
Total liabilities                            708,011              707,809                  202
Deferred income taxes                            803                  601                  202
Total liabilities and
   Shareholders' equity                      791,947              791,354                  593
Total shareholders' equity                    73,936               73,545                  391
Accumulated other
   comprehensive income                        4,325                3,934                  391


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

Overview
--------


As discussed in Note 14 to the condensed consolidated financial statements included in Item 1, the Company has restated its balance sheet as of June 30, 2002. The following management discussion and analysis takes into account the effect of the restatement.


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

                                  (Dollars in Thousands)
                        6/30/02           6/30/01         % Increase
Deposits               $ 466,000         $ 417,000            12%
Core Deposits            232,000           178,000            30%
Loans                    292,000           241,000            21%


All of the growth in deposits has been in core deposits. The Company's focus is on building lasting relationships on both the retail and commercial levels.

                            LINKED QUARTER HIGHLIGHTS
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------
                                      QTR             QTR            INCREASE         % INCREASE
                                    6/30/02         3/31/02         (DECREASE)        (DECREASE)
-------------------------------------------------------------------------------------------------
Net Interest Income               $   4,721       $   4,699         $     22               .5%
-------------------------------------------------------------------------------------------------
Provision for loan losses               200             150               50             33.3%
-------------------------------------------------------------------------------------------------
Non-interest Income                     949             602              347             57.6%
-------------------------------------------------------------------------------------------------
Non-interest Expense                  4,056           3,962               94              2.4%
-------------------------------------------------------------------------------------------------
Net Income                            1,135             992              143             14.4%
-------------------------------------------------------------------------------------------------
Loans                               291,795         278,730           13,065              4.7%
-------------------------------------------------------------------------------------------------
Deposits                            466,258         451,916           14,342              3.2%
-------------------------------------------------------------------------------------------------

Stockholders' Equity                ^73,936          84,733         ^(10,797)          ^(12.7%)

-------------------------------------------------------------------------------------------------




o Stockholders' equity decreased $10.8 million during the quarter, primarily due to the Company's issuer tender offer, which was completed on June 20, 2002. The Company repurchased 1,129,000 shares at $13 per share, which reduced its outstanding common shares by 17%

o     Checking accounts increased by $10.4 million or 17% for the quarter.
o Loans receivable increased $13 million or 4.7% for the quarter. Commercial real estate and commercial loans grew $10.2 million and home equity loans and lines increased $4.8 million.
o TGH Securities' trading revenues increased $384,000 over the prior quarter reflecting the 58% increase in non-interest income. Such increase reflects the cyclical nature of the municipal note business during peak periods.
o The increase in consolidated non-interest expense is directly attributable to increased trading revenues partially offset by the absence of $200,000 in costs in the first quarter of the year related to the Company's contested annual meeting. However, non-interest expense at the Bank level remained flat for the quarter at $3.6 million.

On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the Securities and Exchange Commission ("SEC") on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors.

Comparison of Financial Condition at June 30, 2002 from December 31, 2001
-------------------------------------------------------------------------


Total assets were ^$791.9 million at June 30, 2002, representing an increase of $71.5 million from the balance of $720.4 million at December 31, 2001. The increase was due to an increase of $33 million in trading securities resulting from the operations of TGH Securities. In addition, loans receivable increased $33 million and were funded by an increase in deposits of $35 million.

Investments held to maturity decreased ^$63.8 million due primarily to the transfer of $51.4 million of municipal bonds to available for sale, the sale of certain agency securities of $14.9 million and calls of municipal bonds of $2.0 million, offset by purchases of $4.7 million.

Investments available for sale increased ^$52.1 million primarily due to the transfer of $51.4 million of municipal bonds from held to maturity to available for sale.


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


Payable to brokers and dealers increased $33.5 million to $47.6 million at June 30, 2002 from $14.1 million at December 31, 2001. The fluctuation is due mainly to activity at TGH Securities and represents monies due to brokers/dealers for securities purchased. This payable may fluctuate from period to period, depending upon the amount of securities owned by TGH Securities at each quarter or year-end.

Total stockholders' equity decreased $11.5 million to $73.9 million at June 30, 2002 from $85.4 million at December 31, 2001 primarily due to treasury stock purchases from the Company's issuer tender offer of $14.7 million and dividends paid of $1.0 million offset by an a increase in the accumulated other comprehensive income of $3.0 million as a result of changes in the net unrealized gain on the available for sale securities portfolio due to fluctuations in the interest rates and net income of $2.1 million. Because of interest rate changes, the Company's accumulated other comprehensive income
(loss) may fluctuate for each interim and year-end period.


Non-performing Assets

The following table sets forth information regarding non-performing loans and real estate owned.

                                                          At                   At
                                                     June 30, 2002      December 31, 2001
                                                     -------------      -----------------
                                                           (Dollars in Thousands)

Total non-performing loans...........................   $   464              $3,178
Real estate owned....................................     2,052                  81
                                                        -------              ------

Total non-performing assets..........................   $ 2,516              $3,259
                                                        =======              ======

Total non-performing loans to
total loans..........................................     .16 %               1.23%

Total non-performing assets to
total assets.........................................     .32 %                .45%

Allowance for loan loss..............................   $ 2,023              $2,511

Allowance for loan losses as a percentage
of total non-performing assets.......................      80 %                 98%

Allowance for loan losses as a percentage
of total non-performing loans........................     436 %                 79%

Allowance for loan losses as a percentage
of total average loans...............................    .73 %                1.05%


During the quarter ended June 30, 2002, the Company foreclosed on one non-performing commercial real-estate loan and transferred the balance of the $2.8 million loan to real estate owned. The real estate is being carried at fair market value less estimated selling costs and is currently being marketed for sale. Upon transfer to real estate owned, the Company did not incur any additional loss.

Comparison of Operations for the Three and Six-Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

On June 30, 2002 the Bank was in compliance with its three regulatory capital requirements as follows:

                                                 Amount               Percent
                                                 ------               -------
                                                        (in Thousands)
Tangible capital..........................     $  52,870               7.40%
Tangible capital requirement..............        10,795               1.50%
                                               ---------            --------
Excess over requirement...................     $  42,075               5.90%
                                               =========            ========

Core capital..............................     $  52,870               7.40%
Core capital requirement..................        28,787               4.00%
                                               ---------            --------
Excess over requirement...................     $  24,083               3.40%
                                               =========            ========

Risk based capital........................     $  54,893              16.31%
Risk based capital requirement............        26,930               8.00%
                                               ---------            --------
Excess over requirement...................     $  27,963               8.31%
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

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                              For the                         For the
                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                             -------                         -------
                                                      2002(1)      2001(1)           2002(1)       2001(1)

Return on average assets                                .56%        .64%               .58%         .61%
Return on average equity                               4.94%       5.28%              4.93%        4.89%
Yield on average interest-earning assets               6.14%       7.04%              6.28%        7.16%
Cost of average interest-bearing liabilities           3.66%       4.77%              3.71%        4.83%
Interest rate spread (2)                               2.48%       2.26%              2.56%        2.33%
Net interest margin                                    2.82%       2.79%              2.91%        2.84%


                                                         At June 30, 2002              At December 31, 2001
                                                         ----------------              --------------------

Tangible book value per share                                ^$12.41                          $11.77




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

                                                                                    Net Portfolio Value
                                    Net Portfolio Value                               As a % of Assets
                                    -------------------                               ----------------
Change in Rates                                                             Net Portfolio
In Basis Points    Dollar Amount       Dollar Change         % Change        Value Ratio      Basis Point Change
---------------    -------------       -------------         --------        -----------      ------------------

     300            $   31,463          $  (41,335)             (57)%           4.57 %             (515)
     200                47,867             (24,930)             (34)%           6.75 %             (298)
     100                62,766             (10,031)             (14)%           8.59 %             (113)
       0                72,798                  --               --               --                 --
    (100)               70,634              (2,164)              (3)%           9.33 %              (39)
    (200)                    *                   *                *                *                  *
    (300)                    *                   *                *                *                  *


     * Scenario not used due to the low prevailing interest rate environment

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company has been a party to a legal proceeding involving a shareholder that conducted an election of director's contest, Jewelcor Management, Inc. ("Jewelcor"). On March 19, 2002, Jewelcor filed a legal proceeding in the Court of Common Pleas of Philadelphia County, Pennsylvania against the Company and each of its directors. The proceeding requested preliminary and permanent injunctive relief and a declaratory judgment to postpone the Company's April 3, 2002 Annual Meeting of Stockholders. On March 26, 2002, the court granted Jewelcor's petition for a preliminary injunction to delay the Company's Annual Meeting to a date no earlier than April 17, 2002. The Company complied with the court's order and held its Annual Meeting of Stockholders on April 17, 2002. However, on March 27, 2002, the Company and each of its directors appealed the court's order and on April 29, 2002, the Company filed preliminary objections asking the court to dismiss Jewelcor's action since it was moot and legally defective. Because the case is substantially moot, the Company withdrew its appeal in early July 2002, the only remaining issue is one of attorneys' fees. Currently, the Company does not believe that this matter will have a material effect on its financial statements.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Reference is made to Footnote 12 to the Company's June 30, 2002 unaudited condensed consolidated financial statements, incorporated herein by reference to this Quarterly Report on Form 10-Q.

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

            99.0 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002******


      b)    Reports on Form 8-K

      ^     None

---------------------

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

***** Incorporated by reference to the identically  numbered exhibit to the Form
      10-K for December 31, 2001 filed on March 12, 2002.


******Attached to the June 30, 2002 Form 10-Q filed on August 14, 2002.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THISTLE GROUP HOLDINGS, CO.



Date: August 23, 2002               By: /s/ John F. McGill Jr.
                                        ----------------------------------------
                                        John F. McGill, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: August 23, 2002               By: /s/ Jerry Naessens
                                        ----------------------------------------
                                        Jerry Naessens
                                        Chief Financial Officer
                                        (Principal Financial Officer)