Form 10-Q
period 2002-09-30
THISTLE GROUP HOLDINGS CO
filed 2002-11-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 14, 2002.

                  Class                                Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                    5,244,424

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------
PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Consolidated Financial Statements and Notes Thereto.................................3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................................................10

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............................................14

    Item 4.    Controls and Procedures................................................................................15

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings......................................................................................16

    Item 2.    Changes in Securities..................................................................................16

    Item 3.    Defaults upon Senior Securities........................................................................16

    Item 4.    Other Information......................................................................................16

    Item 5.    Exhibits and Reports on Form 8-K.......................................................................16

SIGNATURES        ......................................................................................................


                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                   September 30, 2002      December 31, 2001
                                                                                   ------------------      -----------------
ASSETS
Cash on hand and in banks ......................................................       $    3,654                 $   3,909
Interest-bearing deposits ......................................................           13,856                    18,814
                                                                                       ----------                 ---------
                  Total cash and cash equivalents ..............................           17,510                    22,723
Investments held to maturity
                  (approximate fair value of  $62,558)..........................               --                    63,824
Investments available for sale at fair value
                  (amortized cost of $66,369 and $16,654) ......................           67,504                    16,078
Mortgage-backed securities available for sale at fair value
                  (amortized cost of $333,240 and $295,998) ....................          341,003                   299,216
Trading securities.............................................................            11,188                    14,261
Loans receivable (net of allowance for loan losses of
                  $2,041 and $2,511) ...........................................          296,496                   259,220
Accrued interest receivable ....................................................            4,239                     4,056
FHLB stock - at cost ...........................................................            9,894                     8,844
Real estate acquired through foreclosure - net .................................            1,795                        81
Office properties and equipment - net ..........................................            6,565                     6,340
Cash surrender value of life insurance .........................................           14,740                    12,563
Excess of cost over fair value of net assets acquired ..........................            7,137                     7,680
Prepaid expenses and other assets ..............................................            5,818                     4,240
Prepaid income taxes............................................................              805                       538
Deferred income taxes ..........................................................               --                       744
                                                                                       ----------                 ---------
                  TOTAL ASSETS .................................................       $  784,694                 $ 720,408
                                                                                       ==========                 =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits .......................................................................       $  473,700                 $ 431,583
Accrued interest payable .......................................................              932                       918
Advances from borrowers for taxes and insurance ................................            1,888                     2,571
FHLB advances ..................................................................          197,884                   176,884
Payable to brokers and dealers .................................................            8,365                    14,109
Accounts payable and accrued expenses ..........................................            9,632                     7,360
Other borrowings ...............................................................            4,500                     1,000
Dividends payable ..............................................................              481                       528
Deferred income taxes...........................................................            1,168                        --
                                                                                       ----------                 ---------

                  TOTAL LIABILITIES ............................................          698,550                   634,953
                                                                                       ----------                 ---------

Company-obligated mandatorily redeemable preferred securities of a subsidiary
trust holding solely junior subordinated debentures of the Company..............           10,000                        --
                                                                                       ----------

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, no par value - 10,000,000 shares authorized,
none issued in 2002 and 2001 ...................................................               --                        --
Common stock - $.10 par, 40,000,000 shares authorized, 8,999,989 issued in 2002 and 2001; 5,341,597 outstanding September 30, 2002
and 6,607,955 outstanding December 31, 2001 ....................................              900                       900
Additional paid-in capital .....................................................           92,884                    92,889
Common stock acquired by stock benefit plans ...................................           (5,748)                   (6,383)
Treasury stock at cost, 3,658,392 shares at September 30, 2002 and
2,392,034 shares at December 31, 2001 ..........................................          (38,080)                  (21,626)
Accumulated other comprehensive income..........................................            5,896                     1,286
Retained earnings - partially restricted .......................................           20,292                    18,389
                                                                                       ----------                 ---------
                  Total stockholders' equity ...................................           76,144                    85,455
                                                                                       ----------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................       $  784,694                 $ 720,408
                                                                                       ==========                 =========

See notes to unaudited condensed consolidated financial statements.

                         Thistle Group Holdings, Co. and subsidiaries
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (IN THOUSANDS)

                                                                     For the Three Months              For the Nine Months
                                                                      Ended September 30,              Ended September 30,
                                                                      -------------------              -------------------
                                                                      2002            2001             2002             2001
                                                                      ----            ----             ----             ----
INTEREST INCOME:
   Interest on loans.....................................        $   6,419      $    4,963        $  16,791         $ 14,243
   Interest on mortgage-backed securities................            3,538           4,314           11,679           13,202
   Interest and dividends on investments.................            1,168           1,909            3,961            6,686
                                                                 ---------      ----------        ---------         --------
       Total interest income.............................           11,125          11,186           32,431           34,131
                                                                 ---------      ----------        ---------         --------

INTEREST EXPENSE:
   Interest on deposits..................................            3,376           4,318           10,262           13,687
   Interest on borrowed money............................            2,500           2,398            7,364            7,236
                                                                 ---------      ----------        ---------         --------
       Total interest expense............................            5,876           6,716           17,626           20,923
                                                                 ---------      ----------        ---------         --------

NET INTEREST INCOME                                                  5,249           4,470           14,805           13,208

PROVISION FOR LOAN LOSSES................................              150             187              500              427
                                                                 ---------      ----------        ---------         --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES.......................................            5,099           4,283           14,305           12,781
                                                                 ---------      ----------        ---------         --------
OTHER INCOME:
   Service charges and other fees........................              749             352            1,213              759
   Gain on sale of real estate owned.....................               --              --                6               --
   Writedown on real estate owned........................             (585)             --             (585)              --
   Gain (loss) on sale of mortgage-backed securities.....              353              (5)             708              136
   Gain (loss) on sale of loans..........................               27              --              204              (11)
   Gain (loss) on sale of investments....................                2             221             (537)             221
   Loss on SBIC investments                                             --            (125)              --             (428)
   Rental income.........................................               59              56              166              152
   Trading revenues from brokerage operations............              436             703            1,418            1,598
   Miscellaneous other income............................               --               8               --               91
                                                                 ---------      ----------        ---------         --------
       Total other income................................            1,041           1,210            2,593            2,518
                                                                 ---------      ----------        ---------         --------
OTHER EXPENSES:
   Salaries and employee benefits........................            2,383           2,066            6,312            5,745
   Occupancy and equipment...............................              705             596            2,036            1,747
   Federal insurance premium.............................               19              19               55               60
   Professional fees.....................................              151             105              548              318
   Advertising and promotion.............................               87              70              289              244
   Amortization of excess of cost over fair value
   of assets acquired....................................              180             180              540              540
   Interest on redeemable preferred securities...........              156              --              292               --
   Other.................................................              991             817            2,754            2,449
                                                                 ---------      ----------        ---------         --------
       Total other expenses..............................            4,672           3,853           12,826           11,103
                                                                 ---------      ----------        ---------         --------

INCOME BEFORE INCOME TAXES...............................            1,468           1,640            4,072            4,196
                                                                 ---------      ----------        ---------         --------

INCOME TAXES.............................................              258             372              734              807
                                                                 ---------      ----------        ---------         --------

NET INCOME...............................................        $   1,210      $    1,268        $   3,338         $  3,389
                                                                 =========      ==========        =========         ========

BASIC EARNINGS PER SHARE.................................        $     .25      $      .20        $     .59         $    .52
DILUTED EARNINGS PER SHARE...............................        $     .24      $      .20        $     .58         $    .52

WEIGHTED AVERAGE SHARES
   OUTSTANDING - BASIC...................................         4,888,078      6,308,201        5,639,952        6,458,456
WEIGHTED AVERAGE SHARES
   OUTSTANDING - DILUTED.................................         4,959,883      6,347,245        5,731,275        6,500,619


See notes to unaudited condensed consolidated financial statements.

                          THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                               -------------------
                                                                                              2002               2001
                                                                                              ----               ----
OPERATING ACTIVITIES:
Net income..................................................................               $  3,338           $  3,389
Adjustments to reconcile net income to net cash provided
by operating activities:
   Provision for loan losses................................................                    500                427
   Depreciation.............................................................                    968                767
   Amortization of stock benefit plans......................................                    678                649
   Amortization of excess of cost over fair value of net assets acquired....                    540                540
   Amortization of net premiums (discounts) on:
     Loans purchased........................................................                     73                 53
     Investments............................................................                   (471)              (790)
     Mortgage-backed securities.............................................                  3,482              1,071
   (Gain) loss on sale of loans.............................................                   (204)                11
   Gain on sale of mortgage-backed securities...............................                   (708)              (136)
   Loss (gain) on sale of investments.......................................                    537               (221)
   Writedown of real estate owned...........................................                    585                 --
   Gain on sale of real estate owned........................................                     (6)                --
   Net decrease in trading securities.......................................                  3,073              1,431
   Increase in other assets.................................................                 (4,494)            (2,697)
   (Decrease) increase in other liabilities.................................                 (3,503)                56
                                                                                           ---------           -------
Net cash provided by operating activities...................................                  4,388              4,550
                                                                                           --------            -------
INVESTING ACTIVITIES:
Principal collected on:
   Mortgage-backed securities...............................................                108,909             80,392
   Loans....................................................................                 85,763             45,073
Loans originated............................................................               (133,717)           (82,732)
Loans acquired..............................................................                   (346)                --
Purchases of:
   Investments .............................................................                 (4,762)              (103)
   Mortgage-backed securities...............................................               (194,900)          (140,913)
   Office properties and equipment..........................................                 (1,193)            (1,204)
   FHLB stock...............................................................                 (1,050)              (250)
Proceeds from the sale of mortgage-backed securities........................                 45,976             32,400
Proceeds from the sale of investments.......................................                 16,101             13,829
Proceeds from the sale of loans.............................................                  8,336              3,199
Proceeds from the sale of real estate owned.................................                     72                 --
Maturities and calls of investments.........................................                  3,195             39,632
                                                                                           --------            -------
Net cash used in investing activities.......................................                (67,616)           (10,677)
                                                                                           ---------           -------
FINANCING ACTIVITIES:
Net increase in deposits....................................................                 42,117             12,633
Net decrease in advances from borrowers for taxes and insurance.............                   (683)              (728)
Net increase in FHLB borrowings.............................................                 21,000              5,000
Net increase in other borrowings............................................                  3,500              1,250
Issuance of capital securities..............................................                 10,000                 --
Purchase of treasury stock..................................................                (16,551)            (4,286)
Net proceeds from exercise of stock options.................................                     66                 --
Cash dividends..............................................................                 (1,434)            (1,519)
                                                                                           ---------           --------
Net cash provided by financing activities...................................                 58,015             12,350
                                                                                           --------            -------
Net (decrease) increase in cash and cash equivalents........................                 (5,213)             6,223
Cash and cash equivalents, beginning of period..............................                 22,723             20,320
                                                                                           --------            -------
Cash and cash equivalents, end of period....................................               $ 17,510           $ 26,543
                                                                                           ========           ========
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and funds borrowed................................               $ 17,612           $ 20,985
Income taxes paid...........................................................                  1,345                930
Noncash transfers from loans to real estate owned...........................                  3,164                 47
Noncash transfer of investments from available for sale to held to maturity.                     --             75,446
Noncash transfer of investments from held to maturity to available for sale.                 51,385                 --

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2001.

NOTE 3 - INVESTMENTS

Investments held to maturity at December 31, 2001 consisted of the following:


                                                           December 31, 2001
                                                        Amortized    Approximate
                                                          Cost       Fair Value
                                                          ----       ----------

FHLB and FHLMC bonds - more than 10 years..........    $  15,201    $   14,408
Municipal bonds - 5 to 10 years....................          777           789
Municipal bonds - more than 10 years...............       47,846        47,361
                                                       ---------    ----------

Total..............................................    $  63,824    $   62,558
                                                       =========    ==========

During the three months ended June 30, 2002, the Company sold $15,600 of FHLB and FHLMC bonds, representing its entire portfolio of zero coupon agency securities, previously classified as held to maturity, at a net loss of $709. The Company executed the transaction to improve the interest-rate risk characteristics of the Bank's balance sheet. As a result of this transaction the Company was required to reclassify $51,385 of held to maturity investments to available for sale.

Investments available for sale at September 30, 2002 and December 31, 2001 consisted of the following:

                                                 September 30, 2002          December 31, 2001
                                             Amortized    Approximate       Amortized    Approximate
                                               Cost       Fair Value          Cost       Fair Value
                                               ----       ----------          ----       ----------

Municipal bonds - 5 to 10 years.........    $     677    $      713        $      --    $       --
Municipal bonds - more than 10 years....       50,012        51,104               --            --
Mutual funds............................        1,565         1,565            1,530         1,530
Capital trust securities................        8,555         7,680            9,077         8,040
Equity investments......................        4,025         4,907            4,528         4,989
Other...................................        1,535         1,535            1,519         1,519
                                            ---------    ----------        ---------    ----------

Total...................................    $  66,369    $   67,504        $  16,654    $   16,078
                                            =========    ==========        =========    ==========

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at September 30, 2002 and December 31, 2001 consisted of the following:

                                                            September 30, 2002                      December 31, 2001
                                                        Amortized          Approximate         Amortized          Approximate
                                                          Cost             Fair Value            Cost             Fair Value
                                                          ----             ----------            ----             ----------

Agency pass-through certificates.....................  $ 281,212          $  288,649          $ 287,503          $  290,539
Agency collateralized mortgage obligations...........      2,958               3,014              3,904               3,904
Agency real estate mortgage investment conduits......     20,497              20,766              4,591               4,773
Non-agency collateralized mortgage obligations.......     28,573              28,574                 --                  --
                                                       ---------          ----------          ---------          ----------
Total................................................  $ 333,240          $  341,003          $ 295,998          $  299,216
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at September 30, 2002 and December 31, 2001 consisted of the following:

                                                              September 30, 2002         December 31, 2001
                                                              ------------------         -----------------
Mortgage loans:
         1 - 4 family residential.............................    $  126,692                 $  125,504
         Commercial real estate...............................        91,579                     62,532
Home equity lines of credit and improvement loans.............        29,069                     20,923
Commercial non-mortgage loans.................................        23,386                     28,866
Construction loans - net......................................        27,524                     23,677
Loans on savings accounts.....................................           634                        637
Consumer loans    ............................................         1,083                        879
                                                                  ----------                 ----------

         Total loans..........................................       299,967                    263,018
                                                                  ----------                 ----------
Plus: unamortized premiums....................................           192                        267
Less:
         Net discounts on loans purchased.....................           (12)                       (13)
         Deferred loan fees...................................        (1,610)                    (1,541)
         Allowance for loan losses............................        (2,041)                    (2,511)
                                                                  ----------                 ----------
Total                                                             $  296,496                 $  259,220
                                                                  ==========                 ==========

Loan losses at September 30, 2002 and December 31, 2001 were as follows:

                                                              September 30, 2002         December 31, 2001
                                                              ------------------         -----------------
Balance, beginning............................................    $    2,511                 $    1,682
Provision.....................................................           500                        847
Charge-offs...................................................          (970)                       (18)
                                                                  -----------                -----------
Balance ending................................................    $    2,041                 $    2,511
                                                                  ==========                 ==========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages were as follows:

                                         September 30, 2002                  December 31, 2001
                                       Amount          % of Total         Amount          % of Total
                                       ------          ----------         ------          ----------
NOW accounts and
   transaction checking            $   79,476            16.8%        $   47,372             11.0%
Money Market Demand accounts           45,204             9.5%            40,029              9.3%
Passbook accounts                     123,696            26.1%           109,257             25.3%
Certificate accounts                  225,324            47.6%           234,925             54.4%
                                   ----------           ------        ----------            ------

Total                              $  473,700           100.0%        $  431,583            100.0%
                                   ==========           ======        ==========            ======

NOTE 8 - EARNINGS PER SHARE

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average shares used in the basic and diluted earnings per share computations for the three and nine-month periods ended September 30, 2002 and 2001 are as follows:

                                                               For the                           For the
                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                            ------------                      ------------
                                                        2002            2001              2002           2001
                                                        ----            ----              ----           ----

Average common shares outstanding- basic              4,888,078      6,308,201          5,639,952     6,458,456
Increase in shares due to dilutive options               71,805         39,044             91,323        42,163
                                                    -----------    -----------        -----------   -----------
Adjusted shares outstanding - diluted                 4,959,883      6,347,245          5,731,275     6,500,619
                                                    ===========    ===========        ===========   ===========

NOTE 9 - COMPREHENSIVE INCOME

For the three and nine-month periods ended September 30, 2002, the Company reported total comprehensive income of approximately $2,781 and $7,948, respectively. For the three and nine-month periods of the prior year, the Company reported total comprehensive income of approximately $4,400 and $10,200 respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On September 19, 2002, the Company declared a dividend of $.09 per share payable October 15, 2002 to stockholders of record on September 30, 2002.

NOTE 11 - RECENT ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: (a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. However, SFAS No. 142 did not change the accounting prescribed for certain acquisitions by banking and thrift institutions, resulting in continued amortization of the excess of cost over fair value of net assets acquired under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for the Company beginning October 1, 2002. The Company is reviewing its prior branch acquisitions against the criteria established in SFAS No. 147 and has not made a final determination of the amount the excess of cost over fair value of net assets acquired ($7,137 at September 30, 2002) that will be reclassified to goodwill. For the three and nine months ended September 30, 2002, the Company amortized $180 and $540, respectively.


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


NOTE 12 - CAPITAL SECURITIES

On March 26, 2002, the Company formed a wholly-owned subsidiary, Thistle Group Holdings Capital Trust I, a Delaware business trust (the "Trust"). On April 10, 2002, the Trust sold $10.0 million of pooled floating rate capital securities (the "Capital Securities") to MM Community Funding III, Ltd., an unaffiliated entity, with a stated value and liquidation preference of $1,000 per share. The obligations of the Trust under the Capital Securities are fully and unconditionally guaranteed by the Company and the Trust has no independent operations. The entire proceeds from the sale of the Capital Securities were used by the Trust to invest in floating rate junior subordinated debt securities of the Company (the "Junior Subordinated Debt"). The Junior Subordinated Debt is unsecured and ranks subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Junior Subordinated Debt is the sole asset of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Capital Securities mature in April 2032. The Company has the right to optionally redeem the Junior Subordinated Debt prior to the maturity date, but no sooner than five years after the issuance, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, on the redemption date. Upon the occurrence of certain events, the Company has the right to redeem the Junior Subordinated Debt in whole, but not in part, at a special redemption price before five years have elapsed. Proceeds from any redemption of the Junior Subordinated Debt will cause a mandatory redemption of Capital Securities having an aggregate liquidation amount equal to the principal amount of the Junior Subordinated Debt redeemed. Additionally, under the terms of the Junior Subordinated Debt, the Company will have the right, with certain limitations, to defer the payment of interest on the Junior Subordinated Debt at any time for a period not exceeding twenty consecutive quarterly periods. Consequently, distributions on the Capital Securities would be deferred and accumulate interest, compounded quarterly. The Capital Securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration as provided by Regulation S. At September 30, 2002, the interest rate on the capital securities and junior subordinated debt was 6.02%.

NOTE 13 - TENDER OFFER

During the quarter ended June 30, 2002, the Company completed its Issuer Tender Offer ("ITO"), repurchasing 1,129,000 shares at a price of $13.00 per share. The Company's ITO expired at midnight on the evening of June 20, 2002.

NOTE 14- SUBSEQUENT EVENT

Subsequent to September 30, 2002, the Company executed a Standstill Agreement with Jewelcor Management, Inc., Seymour Holtzman, James A. Mitarotonda and Barington Companies Equity Partners, L.P. (the "Group Members"). Such agreement will remain effective for a period of five years. The primary terms of the agreement include the following. The Company will make a cash payment of $75 to the Group Members. The Group Members will withdraw and release the two lawsuits pending in the Court of Common Pleas, Philadelphia, Pennsylvania, against the Company and each of its directors. Additionally, each Group Member has agreed to enter into this agreement and to refrain from purchasing or otherwise acquiring the beneficial ownership of any shares of capital stock of the Company for a period of five years. The Company has also agreed to repurchase approximately 97,000 shares of its common stock held by Group Members at $12.50 per share. In connection with the agreement and repurchase of shares, the Company will recognize a charge of $116 net of tax in the fourth quarter of 2002.

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

Set forth below is the Company's earnings information for the quarter ended September 30, 2002 as compared to the quarter ended June 30, 2002. (the "Linked Quarter Highlights")

                                                       LINKED QUARTER HIGHLIGHTS
                                                         (Dollars in Thousands)

     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
                                             QTR               QTR                INCREASE           % INCREASE
                                           9/30/02           6/30/02             (DECREASE)           (DECREASE)
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Interest Income                    $   11,125         $  10,778           $     347                 3.2%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Interest Expense                        5,876             5,920                 (44)                (.7%)
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Net Interest Income                     5,249             4,858                 391                 8.0%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Provision for loan losses                 150               200                 (50)              (25.0%)
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Non-interest Income                     1,041               949                  92                 9.7%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Non-interest Expense                    4,672             4,193                 479                11.4%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Net Income                              1,210             1,135                  75                 6.6%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Loans                                 296,496           291,795               4,701                 1.6%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Deposits                              473,700           466,258               7,442                 1.6%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------
     Stockholders' Equity                   76,144            73,936               2,208                 3.0%
     -------------------------------- ---------------- ----------------- ---------------------- ----------------------

o Interest income for the current quarter ended increased $347,000 due primarily to $1 million of additional loan interest income related to the payoff of a $5.7 million commercial loan. Such additional loan interest income was offset by a decrease of $704,000 in interest income earned on the Company's investment portfolio. Since June of 2002, the mortgage-backed securities portfolio has generated a high level of prepayments thus reducing the average life of such portfolio. Because of the current low interest rate environment, such cash flows from prepayment of the mortgage-backed securities portfolio have been and will continue to be invested in a mix of adjustable rate and shorter term fixed rate securities. Such investments at current market rates will lower the portfolio yield, however, these investments will continue to produce future cash flows to be reinvested in varying interest rate environments.

o Non-interest income for the quarter increased $92,000. Such increase was the result of the following increases and decreases:

     - Service charges and other fees increased $533,000 due primarily to the recognition of a $460,000 fee on the payoff of the $5.7 million commercial loan discussed above.

     - TGH Securities' trading revenues decreased $247,000 due to the seasonal nature of the municipal securities business. Salaries and employee benefits for TGH Securities are directly related to its trading revenues.

     - The Company recorded a writedown of $585,000 on real estate owned. The property was foreclosed on in the prior quarter and is currently being marketed for sale. Such writedown is reflective of the current disposition value of this asset.

     - Gains on the sale of mortgage-backed securities for the current quarter totaled $353,000.

o Non-interest expense increased $479,000 in the current quarter primarily due to a $289,000 writedown of the cash surrender value of certain life insurance policies, reflecting the continued downward trend exhibited throughout the equities markets during the third quarter. Such writedown is included in salaries and employee benefits.

o Loans receivable increased $4.7 million for the current quarter despite heavy prepayments. Originations of $50 million for the quarter more than offset sales and repayments of $45 million.

o    Deposits increased $7.4 million for the quarter.  Core deposits  (checking,
     money  market,   and  passbook)   increased   $16.2  million  or  7%  while
     certificates of deposit decreased by $8.8 million or 4%.

Comparison of Financial Condition at September 30, 2002 from December 31, 2001
------------------------------------------------------------------------------

Total assets were $784.7 million at September 30, 2002, representing an increase of $64.3 million from the balance of $720.4 million at December 31, 2001. The increase was due to an increase of $37 million in loans receivable and $29 million in investments which were funded by an increase in deposits of $42 million and additional FHLB borrowings of $21 million.

Investments held to maturity decreased $63.8 million due primarily to the transfer of $51.4 million of municipal bonds to available for sale, the sale of certain agency securities of $14.9 million and calls of municipal bonds of $2.0 million, offset by purchases of $4.7 million.

Investments available for sale increased $51.4 million primarily due to the transfer of $51.4 million of municipal bonds from held to maturity to available for sale.

Mortgage-backed securities increased $41.8 million mainly due to purchases of $194.9 million offset by repayments of $108.9 million and sales of $46.0 million.

Loans receivable increased $37.3 million, or 14.4%, to $296.5 million at September 30, 2002 from $259.2 million at December 31, 2001. This increase was primarily the result of $133.7 million of loan originations, offset by principal repayments of $85.8 million and sale of loans of $8.3 million.

Deposits increased $42.1 million, or 9.8%, to $473.7 million at September 30, 2002 from $431.6 million at December 31, 2001. NOW accounts, transaction checking and money market accounts increased $37.3 million; passbook accounts increased $14.4 million, and certificates decreased $9.6 million.

FHLB advances increased 21.0 million to $197.9 million at September 30, 2002 from $176.9 million at December 31, 2001. The increase was the result of $16.0 million in overnight borrowings and $5.0 million in one-year borrowing used to fund purchases of mortgage-backed securities.

Total stockholders' equity decreased $9.3 million to $76.1 million at September 30, 2002 from $85.4 million at December 31, 2001 primarily due to treasury stock purchases from the Company's issuer tender offer of $14.7 million, other stock purchases of $1.7 million and dividends paid of $1.4 million offset by an a increase in the accumulated other comprehensive income of $4.6 million as a result of changes in the net unrealized gain on the available for sale securities portfolio due to fluctuations in the interest rates and net income of $3.3 million. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                       At                              At
                                               September 30, 2002             December 31, 2001
                                               ------------------             -----------------
                                                            (Dollars in Thousands)

Total non-performing loans........................  $    102                         $  3,178
Real estate owned.................................     1,795                               81
                                                    --------                         --------

Total non-performing assets.......................  $  1,897                         $  3,259
                                                    ========                         ========

Total non-performing loans to
total loans.......................................       .03%                            1.23%

Total non-performing assets to
total assets......................................       .24%                             .45%

Allowance for loan loss...........................  $  2,041                         $  2,511

Allowance for loan losses as a percentage
of total non-performing assets....................       108%                              77%

Allowance for loan losses as a percentage
of total non-performing loans.....................      2001%                              79%

Allowance for loan losses as a percentage
of total average loans............................       .72%                            1.05%

The decrease in non-performing loans from December 31, 2001 to September 30, 2002 is primarily due to one commercial real estate loan, which was foreclosed on in the prior quarter and is currently being marketed for sale.

Comparison of Operations for the Three and Nine-Month Periods Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

Net income for the quarter ended September 30, 2002 was $1.2 million or $.24 diluted earnings per share as compared to net income of $1.3 million or $.20 diluted earnings per share for the quarter ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $3.3 million or $.58 diluted earnings per share as compared to $3.4 million or $.52 earnings per share for the nine months ended September 30, 2001.

Net interest income for the quarter ended September 30, 2002 increased $779,000 or 17.4 % over the quarter ended September 30, 2001. Net interest income for the nine months ended September 30, 2002 increased $1.6 million or 12.1% over the nine months ended September 30, 2001.

Interest income for the quarter ended September 30, 2002 decreased $61,000 over the quarter ended September 30, 2001, primarily due to a decrease in the average yield of 72 basis points, partially offset by an increase of $74.0 million in the average balance of interest-earning assets. Excluding the additional income earned on the $5.7 million commercial loan that was repaid during the quarter, the average yield would have decreased 125 basis points. Interest expense for the quarter ended September 30, 2002 decreased $840,000 over the quarter ended September 30, 2001 due to a decrease in the average cost of funds of 96 basis points, partially offset by an increase in the average balance of interest-bearing liabilities of $67.0 million.

Interest income for the nine months ended September 30, 2002 decreased $1.7 million over the nine months ended September 30, 2001 primarily due to a decrease in the average yield of 86 basis points partially offset by an increase of $56.4 million in the average balance of interest-earning assets. Excluding the additional income earned on the commercial loan discussed above the average yield would have decreased 104 basis points. Interest expense for the nine months ended September 30, 2002 decreased $3.3 million over the nine months ended September 30, 2001. The decrease in interest expense is due to a decrease in the average cost of funds of 108 basis points partially offset by an increase in the average balance of interest-bearing liabilities of $54.1 million.

The Company continues to collect low cost deposits and originate loans. Two components of the Company's balance sheet, in this interest rate environment, continue to put pressure on margins. The majority of the Company's FHLB advances are priced well above current market rates and have approximately a 6 year average life. The option to call or reprice these advances rests with the FHLB. In addition, as discussed herein, the mortgage securities portfolio will continue to generate cash flows that will be repriced at current market levels. Collectively, these two components will continue to hinder the Company's ability to increase earnings. However, management believes, though there is no assurance, that the continued execution of the Company's business plan, core deposit and loan growth, will mitigate the effect of lower investment returns.

Non-interest income for the quarter ended September 30, 2002 decreased $169,000 over the quarter ended September 30, 2001. See the "Linked Quarter Highlights" discussion.

Non-interest income for the nine months ended September 30, 2002 increased $75,000 over the nine months ended September 30, 2001. This increase was the result of the following:

     -    Service charges and other fees increased $454,000.

     - A writedown of $585,000 was recorded in the current period on real estate owned.

     -    Trading revenues decreased $180,000.

     - The prior year period contained a $428,000 loss on a subsidiary's investment in small business investment companies.

Non-interest expense for the quarter and nine months ended September 30, 2002 increased $819,000 and $1.7 million, respectively, over the comparative 2001 periods.

     - Salaries and employee benefits increased $317,000 and $567,000, respectively, over the same periods of the prior year. The majority of the increase for the quarter was the result of a $289,000 writedown in the third quarter of 2002 of the cash surrender value of certain life insurance policies. The increase for the nine months is due to the above mentioned writedown, the addition of personnel in lending, the opening of two new banking offices and normal salary increases.

     - Occupancy and equipment costs increased $109,000 and $289,000, respectively, over the same periods of the prior year. The increases were due to depreciation expense in connection with the completion of the installation of a new enterprise-wide telephone system in the first quarter of 2002 as well as additional equipment purchases and related expenses for two new banking offices.

     - Professional fees increased $46,000 for the quarter ended September 30, 2002 versus the prior year period and increased $230,000 for the nine months ended September 30, 2002 versus the prior year period. The increase for the quarter was due to additional fees related to ongoing litigation. The increase for the nine-month period was primarily related to fees incurred in connection with the Company's contested Annual Meeting held in April 2002.

     - Interest on redeemable preferred securities was $156,000 and $292,000, respectively, for the three and nine-month periods of the current year due to the issuance of $10 million of capital trust certificates in April 2002.

     - Other expenses increased $174,000 and $305,000, respectively, over the same periods of the prior year. The increase for the three-month period was due to increases in telephone expenses, Office of Thrift Supervision assessment fees and transfer agent expenses. The increase for the nine-month period was due to increases in payroll taxes, telephone expenses, and to other printing and mailing expenses resulting from the Company's contested Annual Meeting.

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

Liquidity and Capital Resources
-------------------------------

On September 30, 2002 the Bank was in compliance with its three regulatory capital requirements as follows:

                                               Amount                    Percent
                                               ------                    -------
                                                   (Dollars in Thousands)
Tangible capital........................     $  53,717                    7.24%
Tangible capital requirement............        11,127                    1.50%
                                             ---------                  -------
Excess over requirement.................     $  42,590                    5.74%
                                             =========                  =======

Core capital............................     $  53,717                    7.24%
Core capital requirement................        29,676                    4.00%
                                             ---------                  -------
Excess over requirement.................     $  24,041                    3.24%
                                             =========                  =======

Risk based capital......................     $  55,758                   15.64%
Risk based capital requirement..........        28,529                    8.00%
                                             ---------                  -------
Excess over requirement.................     $  27,229                    7.64%
                                             =========                  =======

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 2002, the Company originated $133.7 million of loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of mortgage-backed securities totaled $194.9 million during the nine-month period ended September 30, 2002. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2002, cash and cash equivalents totaled $17.5 million. The Bank's liquidity ratio was 4.07 % at September 30, 2002.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 2002, the Company had $26.2 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of September 30, 2002 totaled $141.3 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                                    For the                         For the
                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                                 ------------                    ------------
                                                            2002(1)      2001(1)              2002(1)       2001(1)

Return on average assets                                      .63%        .71%                  .61%         .76%
Return on average equity                                     6.39%       5.79%                 5.46%        5.19%
Yield on average interest-earning assets                     6.26%       6.98%                 6.27%        7.13%
Cost of average interest-bearing liabilities                 3.55%       4.51%                 3.65%        4.72%
Interest rate spread (2)                                     2.71%       2.47%                 2.63%        2.41%
Net interest margin                                          3.07%       2.93%                 2.99%        2.91%

                                                             At September 30, 2002              At December 31, 2001
                                                             ---------------------              --------------------
Tangible book value per share                                       $12.92                             $11.77

(1) The ratios for the three and nine-month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.

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

Quantitative Analysis. Exposure to interest rate risk is actively monitored by management. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Company uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. Reports generated from assumptions provided and modified by management are reviewed by the Asset/Liability Management Committee and reported to the Board of Directors quarterly. The Interest Rate Sensitivity of the Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1 basis point equals 1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

Since the NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the primary subsidiary and most significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Bank's NPV as of September 30, 2002. The NPV was calculated by the OTS, based on information provided by the Bank.

                                                                                      Net Portfolio Value
                                    Net Portfolio Value                                 As a % of Assets
                                    -------------------                                 ----------------
Change in Rates                                                               Net Portfolio
In Basis Points    Dollar Amount       Dollar Change         % Change          Value Ratio      Basis Point Change
---------------    -------------       -------------         --------          -----------      ------------------
     300            $   31,442          $  (28,420)             (47) %           4.31 %               (334)
     200                46,230             (13,632)             (23) %           6.16 %               (150)
     100                56,259              (3,603)              (6) %           7.32 %                (34)
       0                59,862                  --               --              7.66 %                 --
    (100)               55,052              (4,810)              (8) %           6.98 %                (68)
    (200)                    *                   *                   *                *                   *
    (300)                    *                   *                   *                *                   *


     * Scenario not used due to the low prevailing interest rate environment

Controls and Procedures
-----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

On or about October 17, 2002 Jewelcor Management, Inc. released and withdrew its two legal proceedings against the Company and each of its directors. See "Notes to Unaudited Condensed Consolidated Financial Statements - Note 14 - Subsequent Event."

In addition, from time to time, the Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the Company's opinion, such lawsuits pending or known to be contemplated against the Company at September 30, 2002 would have no material effect on the operations or income of the Company or the Bank, taken as a whole.

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

           On September 4, 2002 the Company filed a Form 8-K (Items 7 an 9) which included its 2nd Quarter Report to Shareholders.

           On October 18, 2002 the Company filed a Form 8-K (items 5 and 9) to disclose that the Company executed a Standstill Agreement with Jewelcor Management, Inc., Seymour Holtzman, James A. Mitarotonda and Barington Companies Equity Partners, L.P.

---------------
* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.

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

                                      THISTLE GROUP HOLDINGS, CO.



Date: November 14, 2002               By:  /s/ John F. McGill, Jr.
                                           -------------------------------------
                                           John F. McGill, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: November 14, 2002               By:  /s/ Jerry Naessens
                                           -------------------------------------
                                           Jerry Naessens
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            SECTION 302 CERTIFICATION


         I, John F. McGill, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thistle Group Holdings, Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a sigificant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002              /s/John F. McGill, Jr.
                                      ------------------------------------------
                                      John F. McGill, Jr.
                                      Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Jerry Naessens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Thistle Group Holdings, Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002              /s/Jerry Naessens
                                      ------------------------------------------
                                      Jerry Naessens
                                      Chief Financial Officer