Form 10-K
period 2002-12-31
THISTLE GROUP HOLDINGS CO
filed 2003-03-19
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to _____________________

Commission File Number: 0-24353

                           THISTLE GROUP HOLDINGS, CO.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                  Pennsylvania                               23-2960768
-----------------------------------------------------    -------------------
(State or other jurisdiction of incorporation                (IRS Employer
      or organization)                                     Identification No.)

     6060 Ridge Avenue, Philadelphia, Pennsylvania              19128
-------------------------------------------------------     ------------
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
YES   X   NO      .
    -----    -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2).  YES       NO   X  .
                                              -----    -----

         Based on the closing sales price of $14.09 per share of the Company's common stock on March 4, 2003, as reported on the Nasdaq National Market, the aggregate market value of voting and non-voting stock held by non- affiliates of the Company was approximately $52.8 million. On such date, 5,267,475 shares of the Company's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 2002 Annual Report to Stockholders (Parts I, II and IV)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business
-----------------

         Thistle Group Holdings, Co. (the "Company") is a unitary thrift holding company incorporated in the Commonwealth of Pennsylvania and headquartered in Philadelphia, Pennsylvania. The Company's business is conducted principally through Roxborough Manayunk Bank (the "Bank"). Unless the context indicates otherwise, all references to the Company refer collectively to the Company and the Bank, including each of the Company's and the Bank's subsidiaries. For a description of the Company's other subsidiaries and the Bank's subsidiaries, see " - Subsidiaries."

         The Company provides a full range of banking services through its main office and twelve branch offices located in the counties of Philadelphia, Chester, Montgomery, and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware and its transactional web site RMBgo.com. For the year ended December 31, 2002, the Company had consolidated assets of $857.4 million, deposits of $492.9 million, and stockholder's equity of $76.4 million.

Competition

         The Company is one of many financial institutions serving its market area of the counties of Philadelphia, Chester, Montgomery, and Delaware in the Commonwealth of Pennsylvania and Wilmington, Delaware. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Company's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes primarily from other insured financial institutions such as commercial banks, thrift institutions and credit unions and mortgage banking companies.

Lending Activities

         Analysis of Loan Portfolio. The following table sets forth selected data relating to the composition of the Company's loan portfolio by type of loan and type of security on the dates indicated.


                                                                           At December 31,
                              -----------------------------------------------------------------------------------------------------
                                      2002                  2001                2000                1999                 1998
                              --------------------   -----------------   ------------------  -----------------    -----------------
                                  $           %          $       %           $         %         $       %          $        %
                                 ---         ---        ---     ---         ---       ---       ---     ---        ---      ---
                                                                 (In Thousands)
Real Estate Loans:
  Residential.................  $125,827    41.44%   $125,504   47.72%   $121,230    55.41%  $110,032   68.95%   $108,585   79.91%
  Multi-family and commercial.    92,760    30.55      62,532   23.77      54,763    25.03     29,867   18.72      17,542   12.91
  Home equity.................    20,178     6.64      15,118    5.75      10,349     4.73      7,914    4.96       8,068    5.94
  Construction (net)..........    28,446     9.37      23,677    9.00      14,210     6.49      5,365    3.36         868    0.64
  Home equity line of credit..     8,347     2.75       5,805    2.21       2,650     1.21        604    0.38         202    0.15
Commercial business loans.....    26,557     8.74      28,866   10.97      14,731     6.73      5,496    3.44         269    0.20
Consumer loans:
  Line of credit..............        73     0.02         149    0.06           2       --         50    0.03          76    0.06
  Secured demand note.........        --       --          --      --          --       -          76    0.05          50    0.04
  Share loans.................       505     0.17         637    0.24         726     0.33        170    0.11         218    0.15
  Home improvement............        --       --          --      --          --       --         --      --           3      --
  Other.......................       961     0.32         730    0.28         150     0.07         --      --          --      --
                                --------   ------    --------  ------    --------   ------   --------  ------    --------  ------
Total loans...................  $303,654   100.00%   $263,018  100.00%   $218,811   100.00%  $159,574  100.00%   $135,881  100.00%
                                           ======              ======               ======             ======              ======
Less:
  Net premiums................  $    132             $    254            $    332            $    345            $    344
  Deferred fees...............    (1,614)              (1,541)             (1,629)             (1,452)             (1,281)
  Allowance for loan losses...    (2,209)              (2,511)             (1,682)             (1,234)             (1,036)
                                --------             --------            --------            --------            --------
  Total loans, net............  $299,963             $259,220            $215,832            $157,233            $133,908
                                ========             ========            ========            ========            ========

Loans held for sale...........  $     --             $     --            $  3,528            $  3,925            $  2,558
                                ========             ========            ========            ========            ========


         Loan Maturity Schedules. The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2002. The table does not include the effects of possible prepayments or scheduled repayments. Prepayments and scheduled principal repayments of loans totaled $119.1 million for the year ended December 31, 2002. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.


                                    Due      Due after
                                   within    1 through   Due after
                                   1 year     5 years     5 years      Total
                                  -------    --------    ---------    -------
                                                (In Thousands)

Residential and home equity...   $ 1,358    $ 8,946      $144,048    $154,352
Multi-family and commercial
  real estate.................     6,778      9,947        76,035      92,760
Construction..................    10,636     13,968         3,842      28,446
Commercial....................     5,876     15,250         5,431      26,557
Consumer......................       153      1,246           140       1,539
                                 -------    -------      --------    --------
Total.........................   $24,801    $49,357      $229,496    $303,654
                                 =======    =======      ========    ========


         The following table sets forth as of December 31, 2002 the dollar amount of all loans due after December 31, 2003, which have fixed rates of interest and which have floating or adjustable interest rates.


                                                          Floating or
                                                           Adjustable
                                           Fixed Rates       Rates      Total
                                           -----------    -----------   ------
                                                      (In Thousands)

Residential and home equity..............  $129,741       $ 23,253      $152,994
Multi-family and commercial real estate..    32,316         53,666        85,982
Construction.............................     2,395         15,415        17,810
Consumer.................................     5,529         15,152        20,681
Commercial...............................       939            447         1,386
                                           --------       --------      --------
  Total..................................  $170,920       $107,933      $278,853
                                           ========       ========      ========

         Residential Mortgage Loans. The Company offers first mortgage loans secured by one- to four-family residences in the Company's primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Company offers fixed-rate mortgage loans with terms of up to 30 years, fixed-rate balloon mortgages with terms up to 15 years and amortization periods up to 30 years, and adjustable-rate mortgage loans that generally adjust every one year based upon selected published indices. Owner occupied residential and non-owner occupied mortgage loans are generally originated in amounts up to 80% of the lesser of the appraised value or selling price of the property. Loans up to 97% of the appraised value are available for owner occupied properties only. Private mortgage insurance is usually required for the amount in excess of 80% of such value. Mortgage loans originated and held by the Company in its portfolio generally include due-on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         Adjustable-rate mortgage loans buffer the risks associated with changes in interest rates, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. The Company's adjustable-rate loan underwriting policy recognizes these inherent risks and the Company reviews a credit application accordingly. These risks have not had an adverse effect on the Company to date. Fixed-rate balloon mortgage loans also buffer the risks associated with changes in interest rates but involve other risks because if interest rates increase at the time the balloon payment is due it could make it more difficult for the borrower to refinance thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.

         Home Equity Loans and Home Equity Lines of Credit. The Company originates home equity loans secured by 1- to 4-family residences. Home equity loans are originated as fixed-rate loans with terms from 1 to 20 years. Home equity lines are originated as variable rate loans with terms from 1 to 15 years. These loans reprice with The Wall Street Journal Prime Rate. These loans are made on owner-occupied, 1- to 4-family residences or vacation homes. The loans are generally subject to an 90% combined loan-to-value limitation, including any other outstanding mortgages or liens. Home equity loans are generally originated for retention in the Company's loan portfolio. For loans in excess of 80%, the Company does not require private mortgage insurance but instead self insures.

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

         Adjustable-rate loans for both multi-family and commercial real estate loans generally reprice every five years based on the daily average yield on U.S. Treasury securities adjusted to a constant maturity of five years plus a margin. Such loans may be amortized up to 25 to 30 years with a balloon payment after 10 to 15 years. Fixed-rate loans are generally 15 year self amortizing loans, or 5 to 10 year balloons, with up to 25 to 30 year amortizations. Adjustable-rate and fixed-rate loans are generally made in amounts up to 70% to 80% of the appraised value of the mortgaged property. In making such loans, the Company evaluates the mortgage primarily on the net operating income generated by the real estate to support the debt service. Generally, the Company obtains personal guarantees of the principals of the borrower as additional security. The Company also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, the marketability of the property and the Company's lending experience, if any, with the borrower. An origination fee of 0% to 1.5% is usually charged on such loans and generally these loans carry prepayment penalties for the first five years. At December 31, 2002, multi-family loans totaled $28.8 million and commercial real estate loans totaled $64.0 million of this total loan portfolio.

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

         Residential construction loans to developers and commercial construction loans generally have terms of 12 to 30 months or less, have maximum loan to value ratios between 75% and 80% or less of the appraised value upon completion and generally do not require the amortization of the principal during the term. The loans are made with floating rates of interest based on the prime rate (as published in the Wall Street Journal) plus a margin adjusted on a daily basis. Commercial construction loans may convert to permanent commercial term loans upon completion of construction. At December 31, 2002, residential construction loans totaled $13.1 million or 46.1% of the total construction loan portfolio, which primarily consisted of construction loans to developers and commercial construction loans totaled $8.7 million or 30.6% of the total construction loan portfolio.

         The Company also originates ground or land loans, both to an individual to purchase a building lot on which the borrower intends to build their primary residence, as well as to developers to purchase lots on which to build homes in phases at a later date or to improve and sell to national home builders to build in phases homes at a later date. Such loans have terms of 36 months or less with a maximum loan to value ratio of 65% to 75% of the lower of appraised value or sale price. The loans are made with floating rates based on the prime rate plus a margin. At December 31, 2002, land loans (including loans to acquire and develop land) totaled $6.6 million, or 23.3%, of the total construction loan portfolio.

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

         Commercial Business Loans. The Company grants commercial business loans directly to business enterprises that are located in its market area. Commercial business loans have increased from 0.2% of total loans at December 31, 1998 to 8.7% of total loans at December 31, 2002. The Company actively targets and markets to small and medium sized businesses. The majority of the loans are for less than $1.0 million. Such loans generally have personal guarantees of the borrower and consist of a limited number of commercial lines of credit secured by real estate, some working capital financing secured by accounts receivable and inventory and, to a limited extent, unsecured lines of credit. Commercial business loans originated by the Company generally have terms of five years or less and fixed rates or adjustable rates tied to the prime rate plus a margin. As of December 31, 2002, commercial business loans amounted to $26.6 million, of which $2.0 million, or 7.5%, were backed by the full faith and credit of the U.S. Government.

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

         Commercial Credit Administration Department. In July 2000 the Company hired an individual as Vice President, Credit Administration with over 30 years of experience in credit administration to establish a Commercial Credit
Administration department at the Bank. The Department currently has four employees. This Department is independent of the lending department and the Vice President of Credit Administration reports directly to the Chief Executive Officer. Credit Administration supports the lending function and attempts to safeguard the Bank's loan assets by means of established practices for the extension of credit (underwriting), monitoring and managing of the inherent risks associated with the commercial loan portfolio.

         Purchase and Sale of Loans and Loan Servicing. The Company has been a seller and purchaser of whole loans and participation in the secondary market. Generally, the Company sells a participation interest in commercial, commercial real estate and construction loans and retains servicing for the loans sold whenever possible. The Company generally purchases a participation interest in commercial real estate loans and construction loans in its market area. The Company at times also purchases fixed-rate residential mortgages.

         In 2002, the Company began actively selling all conforming fixed-rate residential mortgage loans with terms in excess of 15 years into the secondary mortgage market primarily to Federal National Mortgage Association ("FNMA"). The Company retains servicing on these loans. The sale of these mortgage loans buffers the risks associated with changes in interest rates and generates on-going servicing fees.

         The following table sets forth total loans originated, purchased, sold, and repaid during the periods indicated.

                                                                    Year Ended December 31,
                                          ---------------------------------------------------------------------
                                             2002           2001           2000            1999          1998
                                          --------        --------        --------       --------      --------
                                                                         (In Thousands)
Total gross loans receivable at
   beginning of period...............     $263,018        $218,811        $159,574       $135,881       $98,675
                                          ========        ========        ========       ========      ========

Loans originated:
  Construction loans.................       28,817          24,926          16,886          7,512      $    360
  Residential and home equity........       71,872          47,340          29,007         21,959        26,973
  Multi-family and commercial
    real estate......................       47,610          16,977          19,288         18,434           438
  Consumer...........................        2,741           1,469             809            228           252
  Commercial.........................       31,709          28,513          21,299          1,925         1,927
                                          --------        --------        --------       --------      --------
Total loans originated...............     $182,749        $119,225        $ 87,289       $ 50,058      $ 29,950
                                          --------        --------        --------       --------      --------

Loans purchased:
  Residential........................     $    636        $     --        $  2,450       $  1,161      $ 36,098
  Multi-family and commercial
    real estate......................          356              --           9,488          2,400            --
  Consumer loans.....................           --              --             428          4,160            --
                                          --------        --------        --------       --------      --------
Total loans purchased................          992              --          12,366          7,721        36,098
                                          --------        --------        --------       --------      --------

Total loans sold.....................       21,011           4,785           4,371          5,237            --
                                          --------        --------        --------       --------      --------
Loan principal repayments............      119,130          70,500          35,995         28,790        28,509
                                          --------        --------        --------       --------      --------
Other (debits less credits)..........       (2,964)            267             (52)           (59)         (333)
                                          --------        --------        --------       --------      --------
Net loan activity....................     $ 40,636        $ 44,207        $ 59,237       $ 23,693      $ 37,206
                                          ========        ========        ========       ========      ========
Total gross loans receivable at
  end of period......................     $303,654        $263,018        $218,811       $159,574      $135,881
                                          ========        ========        ========       ========      ========

         Loans Held For Sale. The Company can hold as available for sale certain residential mortgage loans that have an annual yield determined by management to be at rates not compatible with its asset management strategy. These loans conform to Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA guidelines and are readily salable to the secondary market. At December 31, 2002, there were no loans classified as held for sale.

         Loan Commitments. The Company generally grants commitments to fund fixed-rate single-family mortgage loans for periods of up to 90 days at a specified term and interest rate. The Company also makes loan commitments for non-conforming or commercial real estate loans for up to 90 days, which generally carry additional requirements for funding. The total amount of the Company's commitments to originate loans as of December 31, 2002 was $38.7 million.

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

         Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. The Company continues to accrue for residential mortgage loans 90 days or more past due, however a reserve is set up for such loans, reversing amounts previously credited to income. Consumer loans generally are charged off when the loan becomes 90 days or more delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. The Company engages a third party for loan review twice a year. The scope of the review is at a minimum 60% of the total portfolio and includes individual loan reviews, risk rating analysis, concentration analysis, credit administration review, credit deficiencies, and analysis of the allowance for loan losses.

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.


                                                                         At December 31,
                                                ------------------------------------------------------------
                                                  2002         2001          2000         1999        1998
                                                --------     --------     ---------    ----------   --------
                                                                       (In Thousands)

Loans accounted for on a non-accrual basis..      $   --       $2,830        $ --        $ --          $ --
Accruing loans which are contractually past
 due 90 days or more:
  Residential and home equity...............      $  506       $   52        $170        $223          $393
  Construction loans........................          --           --          --          --             -
  Multi-family and commercial real estate...          --           --          --          --             -
  Commercial................................          --          296          --          --             -
                                                  ------       ------        ----        ----          ----
Total.......................................      $  506       $3,178        $170        $223          $393
                                                  ======       ======        ====        ====          ====
Real estate owned...........................      $1,717       $   81        $ 47        $104          $ 82
                                                  ======       ======        ====        ====          ====
Total non-performing assets.................      $2,223       $3,259        $217        $327          $475
                                                  ======       ======        ====        ====          ====
Total non-accrual and accrual loans to
   net loans................................        .17%        1.23%         .08%        .14%          .28%
                                                  ======       ======        ====        ====          ====
Total non-performing assets to total assets.        .26%         .45%         .03%        .07%          .09%
                                                  ======       ======        ====        ====          ====


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

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the Company will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the Company to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                   At December 31, 2002
                                   --------------------
                                      (In Thousands)
Special Mention..............            $   75
Substandard(1)...............             2,299
Doubtful ....................                --
Loss ........................                --
                                         ------
                                         $2,374
                                         ======

----------
(1) Includes $1.7 million of real estate owned carried at fair value.

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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated:


                                                                              At December 31,
                                              ----------------------------------------------------------------------------
                                                2002             2001              2000            1999            1998
                                              --------         --------          --------        --------         --------
                                                                               (In Thousands)

Total loans outstanding, net(1)..........     $299,963         $259,220          $215,832        $157,233         $133,908
                                              ========         ========          ========        ========         ========
Average loans outstanding, net(1)........     $284,879         $238,164          $184,915        $144,808         $110,059
                                              ========         ========          ========        ========         ========

Allowance balances
  (at beginning of  period)..............     $  2,511         $  1,682          $  1,234        $  1,036         $    783
Provision................................          702              847               480             240              270
Net (Charge-offs) recoveries :
  Residential............................           --              (18)              (32)            (42)             (17)
                                              --------         --------          --------        --------         --------
Multifamily and Commercial real estate           (834)               --                --              --               --
                                              --------
Consumer.................................         (15)               --                --              --               --
                                              --------
Commercial...............................        (155)               --                --              --               --
                                              --------
Allowance balance (at end of period).....     $  2,209         $  2,511          $  1,682        $  1,234         $  1,036
                                              ========         ========          ========        ========         ========
Allowance for loan losses as a percent
  of total loans outstanding.............          .74%             .97%              .78%            .78%             .77%
                                              ========         ========          ========        ========         ========
Net loans charged off (recovery) as
  a percent of average loans outstanding.          .35%             .01%              .02%            .03%             .01%
                                              ========         ========          ========        ========         ========

--------------------------
(1)      Does not include loans available for sale.

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


                                                                            At December 31,
                              -----------------------------------------------------------------------------------------------------
                                   2002                2001                    2000                1999             1998
                              -----------------------------------------  ----------------------------------------------------------
                                      Percent of          Percent of              Percent of         Percent of          Percent of
                                       Loans to            Loans to                Loans to           Loans to            Loans to
                                        Total               Total                   Total              Total                Total
                              Amount    Loans    Amount     Loans      Amount       Loans     Amount   Loans     Amount     Loans
                              ------  ---------  ------   ----------   ------     ---------   ------ ----------  ------  ----------
                                                                              (In Thousands)

Residential and
      home equity(1)........  $  267     60.20%   $  256     64.67%    $   475      67.84%   $  470     77.65%    $  487     86.64%
Multi-family and commercial
  real estate(2)............   1,324     30.55     1,689     23.77       1,060      25.03       709     18.72        549     12.91
Consumer loans..............      78      0.51        33      0.58           -       0.40         -      0.19          -      0.25
Commercial loans............     540      8.74       533     10.97         147       6.73        55      3.44          -      0.20
                              ------   -------    ------    ------     -------     ------    ------    ------     ------    ------
  Total allowance...........  $2,209    100.00%   $2,511    100.00%    $ 1,682     100.00%   $1,234    100.00%    $1,036    100.00%
                              ======    ======    ======    ======     =======     ======    ======    ======     ======    ======

------------------

     (1)  Includes construction loans.

     (2) For 2001, includes $707 valuation allowance related to $2,800 of impaired loans.

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2002, the Company had securities classified as "available for sale" in the amount of $435.8 million and securities classified as "trading" in the amount of $43.7 million. Securities classified as "available for sale" are reported for financial reporting purposes at fair value with net changes in fair value from period to period included as a separate component of stockholders' equity, net of income taxes. Securities classified as trading are carried at fair value and are recorded on a trade date basis with changes recognized in operations. At December 31, 2002, the Company's securities available for sale had an amortized cost of $427.0 million and fair value of $435.8 million (unrealized gain of $8.8 million). Changes in the fair value of securities available for sale do not affect the Company's income. In addition, changes in the fair value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2002, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) mortgage-backed securities, (iv) banker's acceptances, (v) certificates of deposit, and (vi) investment grade corporate bonds, and commercial paper, (vii) equity securities,
(viii) capital trust securities, and (ix) mutual funds. The board of directors may authorize additional investments.

         The Bank maintains a significant portfolio of mortgage-related securities (including mortgage- backed securities and collateralized mortgage obligations ("CMOs") as a means of investing in housing- related mortgage instruments and to absorb excess liquidity and supplement the Company's lending activity. Mortgage-backed securities (which also are known as mortgage participation certificates or pass- through certificates) represent a participation interest in a pool of single-family or multi-family residential mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include FHLMC,

FNMA and the Government National Mortgage Association ("GNMA"). The Bank also invests in certain non-agency mortgage-related securities rated AAA by national securities rating agencies.

         FHLMC is a public corporation chartered by the U.S. Government. FHLMC issues participation certificates backed principally by conventional mortgage loans. FHLMC guarantees the timely payment of interest and the ultimate return of principal on participation certificates. FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by Federal Housing Administration ("FHA") and the Department of Veterans Affairs ("VA"), and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because FHLMC, FNMA and GNMA were established to provide support for low-and middle-income housing, there are limits to the maximum size of loans that qualify for these programs which is currently $322,700.

         Mortgage-related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. Thus, the life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

         The Bank's mortgage-related securities include CMOs. CMOs were developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, governmental sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be (but is not required to be) collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or the GNMA. In contrast to pass-through mortgage-related securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

         A senior-subordinated structure often is used with CMOs to provide credit enhancement for securities which are backed by collateral which is not guaranteed by FNMA, FHLMC or the GNMA. These structures divide mortgage pools into various risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior class. When cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to holders of senior classes. The holders of subordinated classes may not receive any funds until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

         Mortgage-related securities generally bear yields which are less than those of the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk to nominal levels. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain obligations of the Bank.

         Investment Portfolio. The following table sets forth the carrying value (fair value or amortized cost, as applicable) of the Company's investment securities portfolio, short-term investments, FHLB stock, mortgage-backed securities, and trading securities at the dates indicated.


                                                   At December 31,
                                     -----------------------------------------
                                       2002              2001           2000
                                     --------          --------       --------
                                                   (In Thousands)
Investment Securities:
 Trading securities..............    $ 43,714          $ 14,261       $ 28,034
                                     --------          --------       --------
 FHLB and FHLMC bonds............          --            15,201         16,203
 Other agencies..................         791               769         47,874
 Municipal bonds.................      52,125            48,623         46,101
 Mutual funds....................       1,569             1,530          1,439
 Capital trust securities........       6,668             8,040         10,727
 Subordinated debt...............          --               750            750
                                     --------          --------       --------
   Total investment securities...      61,153            74,913        123,094
                                     --------          --------       --------
Interest-bearing deposits........      19,841            18,814         16,188
FHLB of Pittsburgh stock.........      12,497             8,844          8,594
Mortgage-backed securities.......     369,571           299,216        258,870
Equity investments...............       5,086             4,989          5,104
                                     --------          --------       --------
   Total Investments.............    $511,862          $421,037       $439,884
                                     ========          ========       ========

         Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company's investment and mortgage-backed securities portfolio at December 31, 2002. The table does not include trading securities, equity investments, interest bearing deposits, federal funds sold and FHLB stock, and does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                        One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Securities
                       ------------------  ------------------  -----------------   -------------------  ---------------------------
                       Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average    Carrying   Average   Fair
                        Value    Yield(%)   Value    Yield(%)   Value    Yield(%)   Value    Yield(%)    Value     Yield(%)  Value
                       --------  ------    --------  -------   --------  -------   ------    --------   --------   --------  -----
                                                                  (Dollars in Thousands)
Municipal bonds(1)....   $   --        %    $541     4.75%    $   256      4.75%  $51,328      4.93%   $52,125     4.93%   $52,125
Mutual funds..........    1,569    2.55       --       --          --        --        --        --      1,569     2.55      1,569
Capital trust
 securities.                 --      --       --       --       2,278      6.54     4,390      9.17      6,668     7.97      6,668
Other.................      791    2.00       --       --          --        --        --                  791     2.00        791

Mortgage-backed
 securities:
  GNMA pass-through...       --      --       --       --          --        --    60,652      5.97     60,652     5.97     60,652
  FNMA pass-through...       --      --       --       --      22,821      4.33   156,196      4.60    179,017     4.57    179,017
  FHLMC pass-through..       --      --       --       --       7,225      4.96    54,482      3.49     61,707     3.66     61,707
  FHLMC REMICs........       --      --       --       --      14,610      5.23    24,083      5.25     38,693     5.24     38,693
  Non-Agency CMOs (2).       --      --       --       --          --        --    29,502      3.52     29,502     3.52     29,502
                         ------             ----              -------            --------             --------            --------
  Total...............   $2,360    2.36%    $541     4.75%    $47,190      4.81% $380,633      4.71%  $430,724     4.68%  $430,724
                         ======    ====     ====     ====     =======      ====  ========      ====   ========     ====   ========

-----------------------

(1)  Tax exempt securities are presented on a coupon basis.

(2) Includes "AAA" rated securities of Washington Mutual Mortgage Securities Corporation and First Horizon Mortgage Pass-Through Trust with book values of $9,937, and $19,474, respectively, and fair values of $9,943, and $19,558, respectively.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from the amortization, prepayment or sale of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company can also borrow from the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including checking, regular savings, money market deposits, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Company regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Company does not obtain funds through brokers, nor does it solicit funds outside the Commonwealth of Pennsylvania or the State of Delaware. Information regarding the average balances of various deposits and rates paid thereon for the three years ended December 31, 2002, 2001 and 2000, contained in average balance sheet under the section captioned "Management's Discussion and Analysis of Financial Operations" in the Company's Annual Report to Stockholders for the year ended December 31, 2002 (the "Annual Report"), is incorporated herein by reference.

         Jumbo Certificates of Deposit. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                Certificates
      Maturity Period                            of Deposits
      ---------------                           ------------
                                               (In Thousands)

      Within three months................          $ 4,791
      Three through six months...........            7,375
      Six through twelve months..........           10,436
      Over twelve months.................           13,761
                                                   -------
                                                   $36,363
                                                   =======

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


                                                                      As of and For the
                                                                   Year Ended December 31,
                                                   ---------------------------------------
                                                         2002               2001            2000
                                                   -----------------  ----------------- -----------
                                                                   (Dollars In Thousands)

FHLB advances.....................................     $220,884         $176,884        $171,884
Weighted average interest rate of FHLB advances...         4.53%            5.32%           5.30%
Maximum amount of advances at any month end.......     $220,884         $201,884        $206,884
Average amount of advances........................     $191,971         $179,736        $174,901
Weighted average interest rate of average amount
    of advances...................................         5.10%            5.34%           5.59%



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

Other Subsidiaries

         The Bank has three subsidiaries, Ridge Service Corporation, which is inactive, Montgomery Service Corporation, which manages a small commercial real estate property and invested in small business investment companies, and Roxdel Corp., which holds investments.

Personnel

         As of December 31, 2002, the Company had 129 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2003 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The current annual assessment rate is approximately .0168% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2002, the Bank's lending limit for loans to one borrower was approximately $8.5 million and the Bank had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2002, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2002, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FHLMC and the FNMA, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2002, the Bank was in compliance with its QTL requirement, with 76.4% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Properties
------------------

         The Company conducts its business through its main office located in Philadelphia, Pennsylvania and its 12 branch locations throughout Philadelphia, Chester, Montgomery, and Delaware counties, Pennsylvania and Wilmington, Delaware. Eight of the Company's office and branch facilities are owned by the Company and five branch facilities are leased. Management of the Company considers the physical condition of each of the Company's administrative and branch offices to be good and adequate for the conduct of the Company's business. At December 31, 2002 property and equipment totalled approximately $6.3 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

         The information contained in the Section captioned "Stock Market Information" in the Annual Report and incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information contained in the table captioned "Selected Consolidated Financial Data and Other Data" in the Annual Report is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained in the sections captioned "Market Rate Risk", "Gap Table," and "Net Portfolio Value" in the Annual Report are incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's consolidated financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I" - "Election of
Directors" and "- Biographical Information" in the Registrant's 2003 Proxy Statement (the "Proxy Statement") are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
--------------------------------------------------------------------------------

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

         (c)      Changes in Control
                  ------------------

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)      Securities Authorized for  Issuance Under  Equity Compensation
                  Plans
                  --------------------------------------------------------------

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                      Equity Compensation Plan Information

                                                            (a)                         (b)                         (c)
                                                                                                           Number of securities
                                                                                                          remaining available for
                                                   Number of securities          Weighted-average          future issuance under
                                               to be issued upon exercise of     exercise price of       equity compensation plans
                                                   outstanding options,        outstanding options,        (excluding securities
                                                   warrants and rights         warrants and rights       reflected in column (a))
                                                   --------------------        --------------------      ------------------------

Equity compensation plans approved by shareholders:
1994 Stock Option Plan......................             5,551                         2.07                          --
1999 Stock Option Plan......................           711,536                         9.18                      52,652
1999 Restricted Stock Plan..................            89,784                         0.00                      64,794
Equity compensation plans not approved by
shareholders................................               n/a                          n/a                         n/a
                                                       -------                        -----                     -------
     TOTAL.................................            806,871                        $8.11                     117,446
                                                       =======                        =====                     =======

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

Item 14.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of the Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002, together with the related notes and the independent auditors' report of Deloitte & Touche LLP, independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                  3.       Exhibits

                           The following Exhibits are filed as part of this report:

                            3(i)    Articles of Incorporation****
                           3(ii)    Amended Bylaws*****
                             4.1    Shareholder Rights Plan**
                             4.2    Indenture, dated as of April 10, 2002 between the Company and
                                    Wilmington Trust Company as Trustee ******
                             4.3    Amended and Restated Declaration of Trust for Thistle Group Holdings
                                    Capital Trust I, dated as of April 10, 2002 among the Company, Wilmington
                                    Trust Company as Delaware Trustee and Institutional Trustee and John F. McGill, Jr.
                                    and Douglas R. Moore as Administrators ******
                            4.4     Guarantee Agreement of Thistle Group Holdings, Co., dated April 10, 2002 between the Company and Wilmington Trust Company, as Trustee******
                           10.1+    1992 Stock Option Plan of Roxborough-Manayunk Federal Savings Bank*
                           10.2+    1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                           10.3+    1994 Stock Option Plan of Roxborough-Manayunk Bank*
                           10.4+    1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
                           10.5+    Employment Agreement with John F. McGill, Jr.****
                           10.6+    Employment Agreement with Jerry Naessens*
                           10.7+    1999 Stock Option Plan ***
                           10.8+    1999 Restricted Stock Plan***

                                      24


                           10.9+    Consulting Agreement with Jerry Naessens
                           10.10+   Amended Non-Qualified Retirement and Death Benefit Agreement with
                                    Jerry Naessens
                           10.11+   Split Dollar Life Insurance Agreement with Jerry Naessens
                           13       Portions of the 2002 Annual Report to Stockholders
                           21       Subsidiaries of the Company (See "Item 1 - Business")
                           23       Consent of Deloitte & Touche LLP
                           99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section  906  of the  Sarbanes-Oxley  Act of 2002.

 ------------------------

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

****** Not filed in accordance with the provisions of Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to provide a copy of these documents to the Commission upon request.

+    Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

                  A Form 8-K, dated October 17, 2002 was filed with the SEC on October 18, 2002 which reported under Items 5 and 9 that the Registrant had executed a Standstill Agreement with Jewelcor Management, Inc., Seymour Holtzman, James A. Mitarotonda and Barington Companies Equity Partners, L.P. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 2003


                                   THISTLE GROUP HOLDINGS, CO.




                                   By:      /s/John F. McGill, Jr.
                                            -----------------------------------
                                            John F. McGill, Jr., President and
                                            Chief Executive Officer
                                            (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/John F. McGill, Jr.                       /s/Jerry A. Naessens
------------------------------------         --------------------------------------------
John F. McGill, Jr.                          Jerry A. Naessens
President, Chief Executive Officer,          Director
and Chairman
(Principal Executive Officer)



/s/Francis E. McGill, III                    /s/Add B. Anderson, Jr.
------------------------------------         --------------------------------------------
Francis E. McGill, III                       Add B. Anderson, Jr.
Secretary and Director                       Director




/s/James C. Hellauer                         /s/William A. Lamb
------------------------------------         --------------------------------------------
James C. Hellauer                            William A. Lamb
Director                                     Director



/s/Charles A. Murray                         /s/Pamela M. Cyr
------------------------------------         --------------------------------------------
Charles A. Murray                            Pamela M. Cyr
Director                                     Chief Financial Officer
                                             (Principal Financial and Accounting Officer)

                                       26

                            SECTION 302 CERTIFICATION


         I, John F. McGill, Jr., Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Thistle Group Holdings, Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                       /s/John F. McGill, Jr.
                                           -----------------------------------
                                           John F. McGill, Jr.
                                           Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Pamela M. Cyr, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Thistle Group Holdings, Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003                      /s/Pamela M. Cyr
                                          -----------------------------------
                                          Pamela M. Cyr
                                          Chief Financial Officer