Form 10-Q
period 2003-03-31
THISTLE GROUP HOLDINGS CO
filed 2003-05-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _____________


                         Commission file number 0-24353
                                                -------


                           THISTLE GROUP HOLDINGS, CO.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Pennsylvania                                        23-2960768
-------------------------------                 --------------------------------
(State or other jurisdiction of                 IRS employer identification no.)
 incorporation or organization)


6060 Ridge Avenue, Philadelphia, Pennsylvania                           19128
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code  (215) 483-2800
                                                    --------------


                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                   No
               ---                      ---

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act.)

         Yes                        No   X
               ---                      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, May 14,2003.

         Class                                                  Outstanding
---------------------------                                 --------------------
$.10 par value common stock                                      5,235,525

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED March 31, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
         THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.  Unaudited Condensed Consolidated Financial Statements
               and Notes Thereto..............................................3

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................10

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk......14

    Item 4.  Controls and Procedures.........................................14

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................15

    Item 2.  Changes in Securities and Use of Proceeds.......................15

    Item 3.  Defaults upon Senior Securities.................................15

    Item 4.  Submission of Matters to a Vote of Security Holders.............15

    Item 5.  Other Information...............................................15

    Item 6.  Exhibits and Reports on Form 8-K................................15

SIGNATURES...................................................................17

EXHIBITS.....................................................................18

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                                           March 31,         December 31,
ASSETS                                                                                       2003                2002
                                                                                         --------------      -------------

Cash on hand and in banks                                                                    $   5,073          $   4,819
Interest-bearing deposits                                                                       21,203             19,841
                                                                                             ---------          ---------
        Total cash and cash equivalents                                                         26,276             24,660
Investments available for sale at fair value
   (amortized cost - 2003, $62,608; 2002, $65,098)                                              64,497             66,239
Mortgage-backed securities available for sale
   at fair value (amortized cost - 2003, $347,239; 2002, $361,869)                             353,454            369,571
Trading securities                                                                               9,247             43,714
Loans receivable (net of allowance for loan losses - 2003, $2,607; 2002, $2,209)               310,619            299,963
Loans held for sale                                                                                239                  -
Accrued interest receivable                                                                      4,014              4,260
Federal Home Loan Bank stock - at cost                                                          13,408             12,497
Real estate acquired through foreclosure - net                                                   1,574              1,717
Office properties and equipment - net                                                            6,229              6,346
Prepaid expenses and other assets                                                                5,182              5,706
Cash surrender value of life insurance                                                          15,257             15,069
Goodwill                                                                                         7,680              7,680
                                                                                             ---------          ---------
TOTAL ASSETS                                                                                 $ 817,676          $ 857,422
                                                                                             =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                                   $ 505,026          $ 492,880
  FHLB advances                                                                                205,884            220,884
  Payable to brokers and dealers                                                                 8,611             41,924
  Other borrowings                                                                               1,650              3,650
  Accrued interest payable                                                                         951                976
  Advances from borrowers for taxes and insurance                                                1,378              2,611
  Accounts payable and accrued expenses                                                          6,665              7,625
  Dividends payable                                                                                474                473
                                                                                             ---------          ---------
        Total liabilities                                                                      730,639            771,023
                                                                                             ---------          ---------
Company-obligated manditorily redeemable preferred securities of a subsidiary
   trust holding solely junior subordinated debentures of the Company                           10,000             10,000
                                                                                             ---------          ---------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock, no par value, 10,000,000 shares authorized, none issued in 2003 or 2002
   Common stock, $.10 par value, 40,000,000 shares authorized, 8,999,989 shares issued and 5,269,225 shares outstanding at March 31, 2003; 8,999,989 issued
     and  5,259,424 shares outstanding at December 31, 2002                                        900                900
   Additional paid-in capital                                                                   92,831             92,884
   Common stock acquired by stock benefit plans                                                 (5,354)            (5,537)
   Treasury stock at cost, 3,730,764 shares at March 31, 2003
     and 3,740,565 shares at December 31, 2002                                                 (38,971)           (39,068)
   Accumulated other comprehensive income                                                        5,350              5,836
   Retained earnings - partially restricted                                                     22,281             21,384
                                                                                             ---------          ---------
        Total stockholders' equity                                                              77,037             76,399
                                                                                             ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 817,676          $ 857,422
                                                                                             =========          =========


See notes to unaudited condensed consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                          For the Three Months
                                                             Ended March 31,
                                                          ----------------------
                                                             2003        2002
                                                          ----------  ----------

INTEREST INCOME:
   Interest on loans                                        $ 5,500    $ 5,004
   Interest on mortgage-backed securities                     4,009      4,083
   Interest on investments:
     Taxable                                                    201        533
     Tax-exempt                                                 801        800
     Dividends                                                  111        108
                                                            -------    -------
           Total interest income                             10,622     10,528
                                                            -------    -------

INTEREST EXPENSE:
  Interest on deposits                                        3,003      3,447
  Interest on FHLB advances and other borrowings              2,559      2,382
                                                            -------    -------
           Total interest expense                             5,562      5,829
                                                            -------    -------

NET INTEREST INCOME                                           5,060      4,699

PROVISION FOR LOAN LOSSES                                       397        150
                                                            -------    -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           4,663      4,549
                                                            -------    -------

OTHER INCOME:
  Service charges and other fees                                303        248
  Trading revenues from brokerage operations                    314        299
  Writedown on real estate owned                               (144)         -
  Gain on sale of mortgage-backed securities available
   for sale                                                     374          -
  Gain on sale of loans                                          45          -
  Gain on sale of investments available for sale                212          -
  Rental income                                                  31         55
  Other income                                                    4          -
                                                            -------    -------

           Total other income                                 1,139        602
                                                            -------    -------

OTHER EXPENSES:
  Salaries and employee benefits                              1,944      1,787
  Occupancy and equipment                                       759        671
  Professional fees                                             173        305
  Advertising                                                   103        103
  Interest on redeemable preferred securities                   134          -
  Other                                                         965        916
                                                            -------    -------
           Total other expenses                               4,078      3,782
                                                            -------    -------

INCOME BEFORE INCOME TAXES                                    1,724      1,369
                                                            -------    -------

INCOME TAXES                                                    353        238
                                                            -------    -------

NET INCOME                                                  $ 1,371    $ 1,131
                                                            =======    =======

BASIC EARNINGS PER SHARE                                    $  0.28    $  0.18
                                                            =======    =======

DILUTED EARNINGS PER SHARE                                  $  0.28    $  0.18
                                                            =======    =======

See notes to unaudited condensed consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                          ------------------------
                                                                             2003           2002
                                                                          ----------    ----------
OPERATING ACTIVITIES:
  Net income                                                                $ 1,371       $ 1,131
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for loan losses                                                   397           150
    Depreciation                                                                332           313
    Amortization of stock benefit plans                                         217           220
    Loans held for sale originated                                           (4,142)            -
    Amortization of:
        Net premiums (discounts) on:
        Loans purchased                                                          55            16
        Investments                                                             (22)         (269)
        Mortgage-backed securities                                            1,061           862
    Gain on sale of investments                                                (212)            -
    Gain on sale of loans                                                       (45)            -
    Gain on sale of mortgage-backed securities                                 (374)            -
    Proceeds from the sale of loans held for sale                             3,948             -
    Writedown of real estate owned                                              144             -
    Net decrease in trading securities                                       34,467           247
    Decrease (increase) in other assets                                         582          (331)
    Increase in other liabilities                                           (34,083)       (1,005)
                                                                           --------      --------
           Net cash provided by operating activities                          3,696         1,334
                                                                           --------      --------
INVESTING ACTIVITIES:
  Principal collected on:
    Mortgage-backed securities                                               44,423        38,388
    Loans                                                                    36,226        24,204
  Loans originated                                                          (43,237)      (43,880)
  Loans acquired                                                             (4,097)            -
  Purchases of:
    Investments                                                                 (18)       (4,202)
    Mortgage-backed securities                                              (62,695)      (37,604)
    Property and equipment                                                     (215)         (853)
    FHLB stock                                                                 (911)         (150)
  Maturities and calls of  investments                                        2,130            30
  Proceeds from the sale of:
    Mortgage-backed securities                                               32,215             -
    Investments                                                                 612             -
                                                                           --------      --------
           Net cash provided by (used in) investing activities                4,433       (24,067)
                                                                           --------      --------
FINANCING ACTIVITIES:
  Net increase in deposits                                                   12,146        20,333
  Net increase in advances from borrowers for taxes and insurance            (1,233)       (1,103)
  Net (decrease) increase in FHLB borrowings                                (15,000)        3,000
  Net decrease in other borrowings                                           (2,000)            -
  Purchase of treasury stock                                                      -          (858)
  Net proceeds from exercise of stock options                                    48            62
  Cash dividends                                                               (474)         (523)
                                                                           --------      --------
           Net cash (used in) provided by financing activities               (6,513)       20,911
                                                                           --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,616        (1,822)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 24,660        22,723
                                                                           --------      --------

CASH AND CASH EQUIVALENTS,  END OF YEAR                                    $ 26,276      $ 20,901
                                                                           ========      ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid on deposits and funds borrowed                             $  5,587      $  5,842
  Income taxes paid                                                               -           150


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2002.

NOTE 3 - INVESTMENTS

Investments available for sale at March 31, 2003 and December 31, 2002 consisted of the following:

                                                  March 31, 2003              December 31, 2002
                                            ------------------------    -----------------------
                                            Amortized    Approximate    Amortized   Approximate
                                              Cost       Fair Value       Cost      Fair Value
                                            ---------    -----------    ---------   -----------

Municipal bonds - 1 to 5 years...........    $   475       $   513       $   511       $   541
Municipal bonds - 5 to 10 years..........        255           256           255           256
Municipal bonds - more than 10 years.....     48,582        49,285        50,651        51,328
Mutual funds.............................      1,583         1,583         1,569         1,569
Capital trust securities.................      7,453         7,236         7,457         6,668
Equity investments.......................      3,465         4,829         3,864         5,086
Other....................................        795           795           791           791
                                             -------       -------       -------       -------

Total....................................    $62,608       $64,497       $65,098       $66,239
                                             =======       =======       =======       =======

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at March 31, 2003 and December 31, 2002 consisted of the following:

                                                            March 31, 2003             December 31, 2002
                                                     --------------------------    --------------------------
                                                      Amortized     Approximate     Amortized     Approximate
                                                        Cost        Fair Value        Cost        Fair Value
                                                     ----------     -----------    ----------     -----------

Agency pass-through certificates.....................  $293,296       $299,302      $294,095       $301,376
Agency real estate mortgage investment conduits......    38,811         38,921        38,362         38,693
Non-agency collateralized mortgage obligations.......    15,132         15,231        29,412         29,502
                                                       --------       --------      --------       --------
Total................................................  $347,239       $353,454      $361,869       $369,571
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at March 31, 2003 and December 31, 2002 consisted of the following:



                                                     March 31, 2003   December 31, 2002
                                                     --------------   -----------------

Mortgage loans:
  1 - 4 family residential..........................    $119,419          $  125,827
  Commercial real estate............................      98,032              92,760
Home equity lines of credit and improvement loans...      32,701              28,525
Commercial loans....................................      33,140              26,557
Construction loans - net............................      29,779              28,446
Loans on savings accounts...........................         543                 505
Consumer loans......................................       1,121               1,034
                                                        --------            --------
         Total loans................................     314,735             303,654
                                                        --------            --------
Plus: unamortized premiums..........................          89                 144
Less:
  Net discounts on loans purchased..................         (12)                (12)
  Deferred loan fees................................      (1,586)             (1,614)
  Allowance for loan losses.........................      (2,607)             (2,209)
                                                        --------            --------
         Total......................................    $310,619            $299,963
                                                        ========            ========

A summary of changes in the allowance for loan losses for the quarter ended March 31, 2003 and for the year ended December 31, 2002 is as follows:


                                     For the               For the
                                   Quarter Ended          Year Ended
                                  March 31, 2003     December 31, 2002
                                  ---------------    -----------------

Balance, beginning..............    $2,209               $ 2,511
Provision.......................       397                   702
Charge-offs.....................        --                (1,004)
Recovery........................         1                    --
                                    ------               -------
Balance ending..................    $2,607               $ 2,209
                                    ======               =======

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages at March 31, 2003 and December 31, 2002 were as follows:

                                  March 31, 2003          December 31, 2002
                              ----------------------    ---------------------
                               Amount     % of Total     Amount    % of Total
                              ---------   ----------    ---------  ----------

Checking accounts             $ 91,587       18.1%      $ 91,584       18.6%
Money market accounts           48,710        9.7%        44,191        9.0%
Passbook accounts              125,883       24.9%       124,660       25.3%
Certificate accounts           238,846       47.3%       232,445       47.1%
                              --------      -----       --------      -----
     Total                    $505,026      100.0%      $492,880      100.0%
                              ========      =====       ========      =====

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average shares used in the basic and diluted earnings per share computations for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                              For the
                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        2003           2002
                                                      ---------     ----------

Average common shares outstanding- basic              4,826,489      6,117,618
Increase in shares due to dilutive options              140,882         79,173
                                                      ---------      ---------
Adjusted shares outstanding - diluted                 4,967,371      6,196,791
                                                      =========      =========

NOTE 9 - COMPREHENSIVE INCOME

For the three-month period ended March 31, 2003, the Company reported total comprehensive income of approximately $885. For the three-month period of the prior year, the Company reported total comprehensive income of approximately $379. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On March 19, 2003, the Company declared a dividend of $.09 per share payable April 15, 2003 to stockholders of record on March 31, 2003.

NOTE 11 - RECENT ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has provided the required interim disclosures below.

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                     For the Three Months
                                                        Ended March 31,
                                                     ---------------------
                                                        2003        2002
                                                     ---------   ---------

Net income, as reported                               $ 1,371     $ 1,131

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                     (26)         --
                                                      -------     -------
Pro forma net income                                  $ 1,345     $ 1,131
                                                      =======     =======
Earnings per share:
   Basic-as reported                                   $ 0.28      $ 0.18
   Basic-pro forma                                       0.28        0.18

   Diluted-as reported                                   0.28        0.18
   Diluted-pro forma                                     0.27        0.18


In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.

This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Currently, the Company has no derivatives that require application of this statement.

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is not a party to any variable interest entities covered by the Interpretation.

NOTE 12 - ACCOUNTING FOR GOODWILL

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions,
which allows financial institutions, meeting certain criteria, to reclassify their identifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. Accordingly, the Company retroactively ceased amortization of goodwill beginning January 1, 2002 and restated earnings for the quarterly period ended March 31, 2002. The Company will be required to annually review the asset for impairment.

At  January  1,  2003,  the  Company,   utilizing  an  independent  third  party
specialist, tested the goodwill for impairment. Based on this analysis, no impairment existed.

The following table is a summary of net income and basic and diluted earnings per share for the quarterly period ended March 31, 2002, as previously reported on Form 10-Q and for the same quarterly period as restated for the adoption of SFAS No. 147:

                                                                Quarter ended
                                                                March 31, 2002
                                                                --------------

Net income, as previously reported..........................        $  992
Amortization of goodwill, net of tax........................           139
                                                                    ------
Restated net income.........................................         1,131
                                                                    ======

Earnings per share:
   Basic earnings per share, as previously reported.........          0.16
   Amortization of goodwill, net of tax.....................          0.02
                                                                    ------
   Basic earnings per share, as restated....................          0.18
                                                                    ======

   Diluted earnings per share, as previously reported.......          0.16
   Amortization of goodwill, net of tax.....................          0.02
                                                                    ------
   Diluted earnings per share, as restated..................          0.18
                                                                    ======

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

Earnings per share for the first quarter of 2003 increased 27% over the quarter ended December 31, 2002 from $.22 diluted earnings per share to $.28 diluted earnings per share. Set forth below is the Company's earnings information for the quarter ended March 31, 2003 as compared to the quarter ended December 31, 2002. (the "Linked Quarter Highlights")

                                        LINKED QUARTER HIGHLIGHTS
                                          (Dollars in Thousands)

                                  QTR          QTR      $ INCREASE   % INCREASE
                                3/31/03      12/31/02   (DECREASE)   (DECREASE)
                              ---------    ----------   ----------   ----------

Interest Income               $ 10,622     $ 10,636      $   (14)      (-.1%)
Interest Expense                 5,562        5,736         (174)     (-3.0%)
Net Interest Income              5,060        4,900          160        3.3%
Provision for loan losses          397          202          195       96.5%
Non-interest Income              1,139          696          443       63.6%
Non-interest Expense             4,078        4,069            9        0.2%
Net Income                       1,371        1,094          277       25.3%
Loans                          310,858      299,963       10,895        3.6%
Deposits                       505,026      492,880       12,146        2.5%
Stockholders' Equity            77,037       76,399          638        0.8%

o Net income increased $277,000 primarily as the result of a $603,000 increase in net interest income and non-interest income.

o Net interest income increased $160,000 primarily due to a decrease in interest expense. The average cost of funds decreased 20 basis points on a linked quarter basis.

o The provision for loan losses increased $195,000 primarily due to an increase in loans classified as substandard, an increase in non-performing loans and an increase in commercial real estate and commercial loans. The Company increased its allowance for loan losses as a percentage of total average loans to 0.84% from 0.75% on a linked quarter basis.

o Non-interest income for the quarter increased $443,000 primarily due to net gains on the sale of securities and an increase in trading revenues, which more than offset a writedown on real estate owned.

o Non-interest expense increased $9,000 due to a $156,000 increase in salaries and employee benefits and occupancy and equipment costs which were offset by a decrease in other expense as the prior quarter contained costs related to the repurchase of shares and a standstill agreement executed with a former stockholder.

o Loans receivable increased $10.9 million for the current quarter despite continued heavy prepayments. Originations and purchases of loans of $51 million for the quarter more than offset sales and repayments of $40 million.

Deposits increased $12.1 million for the quarter. Core deposits (checking, money market, and passbook) increased $5.7 million and certificates of deposit increased by $6.4 million.

Comparison of Financial Condition at March 31, 2003 from December 31, 2002
--------------------------------------------------------------------------

Total assets were $817.7 million at March 31, 2003, representing a decrease of $39.7 million from the balance of $857.4 million at December 31, 2002. Trading securities decreased $34.5 million, which also resulted in a corresponding decrease in the payable to brokers and dealers. Loans receivable increased $10.7 million funded by an increase in deposits of $12.1 million. Mortgage-backed securities decreased $16.1 million. These repayments were used to reduce FHLB overnight advances of $15.0 million.

Investments available for sale decreased $1.7 million, primarily due to maturities of $2.1 million and sales of $612,000.

Mortgage-backed securities decreased $16.1 million, primarily due to repayments of $44.4 million and sales of $32.2 million, offset by purchases of $62.7 million.

Loans receivable increased $10.7 million, or 3.6%, to $310.6 million at March 31, 2003 from $300.0 million at December 31, 2002. This increase was primarily the result of $47.4 million of loan originations and loan purchases, offset by principal repayments of $36.2 million. One-to four-family residential loans decreased by 5.1% while commercial real estate loans and commercial loans increased by 5.7% and 24.8%, respectively.

Deposits increased $12.1 million, or 2.4%, to $505.0 million at March 31, 2003 from $492.9 million at December 31, 2002. Checking accounts and money market accounts increased $4.5 million; passbook accounts increased $1.2 million and certificates of deposit increased $6.4 million.

FHLB advances decreased $15.0 million to $205.9 million at March 31, 2003 from $220.9 million at December 31, 2002. The decrease was due to the repayment of overnight borrowings.

Total stockholders' equity increased $638,000 to $77.0 million at March 31, 2003 from $76.4 million at December 31, 2002, primarily due to net income of $1.4 million, partially offset by a decrease in accumulated other comprehensive income of $486,000 and by dividends paid of $474,000. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                    At               At
                                               March 31, 2003  December 31, 2002
                                               --------------  -----------------
                                                   (Dollars in Thousands)

Total non-performing loans....................     $  893            $  506
Real estate owned.............................      1,574             1,717
                                                   ------            ------
Total non-performing assets...................     $2,467            $2,223
                                                   ======            ======

Total non-performing loans to
total loans...................................       0.29%             0.17%

Total non-performing assets to
total assets..................................       0.30%             0.26%

Allowance for loan loss.......................     $2,607            $2,209

Allowance for loan losses as a percentage
of total non-performing assets................     105.67%            99.37%

Allowance for loan losses as a percentage
of total non-performing loans.................     292.00%           437.00%

Allowance for loan losses as a percentage
of total average loans........................       0.84 %            0.78%

Comparison of Operations  for the  Three-Month  Periods Ended March 31, 2003 and
--------------------------------------------------------------------------------
2002
----

Net income for the quarter ended March 31, 2003 was $1.4 million or $.28 diluted earnings per share as compared to net income of $1.1 million or $.18 diluted earnings per share for the quarter ended March 31, 2002. The increase in net income was primarily due to an increase in net interest income and non-interest income, which more than offset an increase in the provision for loan losses and an increase in non-interest expense.

Net interest  income for the quarter ended March 31, 2003 increased  $361,000 or
7.7 % over the quarter ended March 31, 2002.

Interest income for the quarter ended March 31, 2003 increased $94,000 over the quarter ended March 31, 2002, primarily due to an increase in the average balance of interest earning assets of $100.8 million, partially offset by a decrease in the average yield of 78 basis points. Interest expense for the quarter ended March 31, 2003 decreased $267,000 over the quarter ended March 31, 2002 due to a decrease in the average cost of funds of 69 basis points, partially offset by an increase in the average balance of interest-bearing liabilities of $104.4 million.

The provision for loan losses for the quarter ended March 31, 2003 increased $247,000 over the quarter ended March 31, 2002. The Company's allowance for loan losses as a percentage of total average loans decreased to 0.84% from 1.01%, a year ago, due mainly to one commercial real estate loan that was charged off and transferred to real estate owned.

Non-interest income for the quarter ended March 31, 2003 increased $537,000 over the quarter ended March 31, 2002, primarily due to net gains on the sale of securities of $586,000, which more than offset a $144,000 writedown on real estate owned. Such writedown of real estate owned is reflective of the current disposition value of this asset.

Non-interest expense for the quarter ended March 31, 2003 increased $296,000 over the quarter ended March 31, 2002, primarily due to increases in salaries and employee benefits and occupancy and equipment costs of $157,000 and $88,000, respectively. Such costs represent the addition of personnel and normal salary increases as well as increases in maintenance and depreciation expense. In addition, the current year quarter included $134,000 of interest expense on redeemable preferred securities not present in the prior year quarter.

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

Liquidity and Capital Resources
-------------------------------

On March 31, 2003 the Bank was in compliance with its three regulatory capital requirements as follows:

                                               Amount       Percent
                                              --------      -------
                                              (Dollars in Thousands)


Tangible capital..........................     $55,018        7.06%
Tangible capital requirement..............      11,687        1.50%
                                               -------        ----
Excess over requirement...................     $43,331        5.56%
                                               =======        ====

Core capital..............................     $55,018        7.06%
Core capital requirement..................      31,165        4.00%
                                               -------        ----
Excess over requirement...................     $23,853        3.06%
                                               =======        ====

Risk based capital........................     $57,626       14.76%
Risk based capital requirement............      31,228        8.00%
                                               -------        ----
Excess over requirement...................     $26,398        6.76%
                                               =======        ====

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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the three months ended March 31, 2003, the Company originated $47.4 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of loans and mortgage-backed securities totaled $66.8 million during the three-month period ended March 31, 2003. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $26.3 million. The Bank's liquidity ratio was 5.55% at March 31, 2003.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2003, the Company had $48.8 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of March 31, 2003 totaled $154.8 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                            For the
                                                      Three Months Ended
                                                            March 31,
                                                     --------------------
                                                     2003(1)      2002(1)
                                                     -------      -------

Return on average assets                              0.67%       0.63%
Return on average equity                              7.13%       5.22%
Yield on average interest-earning assets              5.64%       6.42%
Cost of average interest-bearing liabilities          3.07%       3.77%
Interest rate spread (2)                              2.57%       2.65%
Net interest margin (3)                               2.80%       3.00%


                                      At March 31, 2003     At December 31, 2002
                                      -----------------     --------------------
Tangible book value per share (4)          $13.16                  $13.07


----------------
(1) The ratios for the three-month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Tangible book value per share represents stockholders' equity less goodwill divided by the number of shares issued and outstanding.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

Qualitative Analysis. There have been no material changes from the Qualitative Analysis information regarding market risk disclosed under the heading "Net Portfolio Value" in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the annual report on Form 10-K for the year ended December 31, 2002.

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

Since the NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the primary subsidiary and most significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Bank's NPV as of March 31, 2003. The NPV was calculated by the OTS, based on information provided by the Bank.


                                                                       Net Portfolio Value
                                  Net Portfolio Value                    As a % of Assets
                                  -------------------                  -------------------
Change in Rates                                                   Net Portfolio
In Basis Points    Dollar Amount     Dollar Change    % Change     Value Ratio    Basis Point Change
---------------    -------------     -------------    --------    -------------   -------------------

     300            $21,138             $(31,905)         (60%)       2.80%             (375)
     200             35,085              (17,959)         (34%)       4.52%             (203)
     100             47,269               (5,774)         (11%)       5.95%              (60)
       0             53,043                   --             --       6.55%                --
    (100)            49,141               (3,902)          (7%)       6.02%              (53)
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

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the Company's opinion, such lawsuits pending or known to be contemplated against the Company at March 31, 2003 would have no material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 16, 2003, the Annual Meeting of stockholders of the Company was held to elect nominees for director and to ratify the appointment of the Company's independent auditors. With respect to the election of directors, the results were as follows:

         Nominee                         For                          Withheld
         -------                         ---                          --------

     Add B. Anderson, Jr.       4,668,253 (97.8% of votes cast)       103,835
     Francis E. McGill, III     4,668,650 (97.8% of votes cast)       103,438


With respect to the ratification of Deloitte & Touche LLP as the Company's independent certified accountants, the results were as follows:

                  For                            Against             Abstain
                  ---                            -------             -------
       4,738,583 (99.4 % of votes cast)           28,370              5,135

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  The following Exhibits are filed as part of this report:

              3(i)  Articles of Incorporation****
              3(ii) Amended Bylaws*****
              4.1   Shareholder Rights Plan**
              10.1 1992 Stock Option Plan of Roxborough-Manayunk Federal Savings Bank*
              10.2  1992  Management  Stock  Bonus  Plan of Roxborough-Manayunk
                    Bank*
              10.3  1994 Stock Option Plan of Roxborough-Manayunk Bank*
              10.4  1994  Management  Stock  Bonus  Plan of Roxborough-Manayunk
                    Bank*
              10.5  Employment Agreement with John F. McGill, Jr.****
              10.6  Employment Agreement with Jerry Naessens*
              10.7  1999 Stock Option Plan ***
              10.8  1999 Restricted Stock Plan***
              10.9  Consulting Agreement with Jerry Naessens******
              10.10 Amended Non-Qualified  Retirement  and Death  Benefit  with
                    Jerry Naessens******
              10.11 Split  Dollar   Life   Insurance   Agreement   with   Jerry
                    Naessens******
              99.0 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)  Reports on Form 8-K

          On April 22, 2003 the Company filed a Form 8-K (Items 7 and 9), which included the Company's first-quarter 2003 press release, dated April 21, 2003.

------------------

* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.

** Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on September 30, 1999.

*** Incorporated by reference to the appropriate exhibit of the Company's proxy material filed on June 21, 1999. (File No. 000-24353)

**** Incorporated by reference to the identically  numbered exhibits to the Form
     10-K for the year ended December 31, 1999 filed on March 30, 2000. (File No. 000-24353)

*****Incorporated by reference to the identically  numbered  exhibit to the Form
     10-K for the year ended December 31, 2001 filed on March 12, 2002. (File No. 000-24353)

****** Incorporated by reference to the identically numbered exhibits to the Form 10-K for the year ended December 31, 2002 filed on March 19, 2003. (File No. 000-24353)

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THISTLE GROUP HOLDINGS, CO.



Date: May 14, 2003                            By:  /s/ John F. McGill, Jr.
                                                   -----------------------------
                                                   John F. McGill, Jr.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Date: May 14, 2003                            By:  /s/ Pamela M. Cyr
                                                   -----------------------------
                                                   Pamela M. Cyr
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

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


Date:  May 14, 2003                                  /s/ John F. McGill, Jr.
                                                     ---------------------------
                                                     John F. McGill, Jr.
                                                     Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Pamela M. Cyr, certify that:

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



Date:  May 14, 2003                                  /s/ Pamela M. Cyr
                                                     ---------------------------
                                                     Pamela M. Cyr
                                                     Chief Financial Officer