Form 10-Q
period 2003-06-30
THISTLE GROUP HOLDINGS CO
filed 2003-08-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2003

                           OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from               to
                                       ------------    --------------

                         Commission file number 0-24353


                           THISTLE GROUP HOLDINGS, CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-2960768
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 Incorporation or organization)


6060 Ridge Avenue, Philadelphia, Pennsylvania                           19128
---------------------------------------------                         ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (215) 483-2800
                                                                  --------------

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X            No
                          ---               ---

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act.)

                     Yes                No   X
                          ---               ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, August 5, 2003.


                  Class                             Outstanding
         ---------------------------                -----------
         $.10 par value common stock                 5,224,825

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 2003

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------

PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
         THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Consolidated Financial Statements and Notes Thereto...........3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................11

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................15

    Item 4.    Controls and Procedures..........................................................16

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings................................................................17

    Item 2.    Changes in Securities and Use of Proceeds........................................17

    Item 3.    Defaults upon Senior Securities..................................................17

    Item 4.    Submission of Matters to a Vote of Security Holders..............................17

    Item 5.    Other Information................................................................17

    Item 6.    Exhibits and Reports on Form 8-K.................................................17

SIGNATURES        ..............................................................................18

EXHIBITS          ..............................................................................19


THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in Thousands, Except Per Share Data)

---------------------------------------------------------------------------------------------------------
                                                                                  June 30,   December 31,
ASSETS                                                                              2003         2002
                                                                                 ---------    ---------
Cash on hand and in banks                                                        $   6,687    $   4,819
Interest-bearing deposits                                                           59,575       19,841
                                                                                 ---------    ---------
        Total cash and cash equivalents                                             66,262       24,660
Investments available for sale at fair value
   (amortized cost - 2003, $61,450; 2002, $65,098)                                  64,301       66,239
Mortgage-backed securities available for sale
  at fair value (amortized cost - 2003, $392,553; 2002, $361,869)                  396,561      369,571
Trading securities                                                                  11,788       43,714
Loans receivable (net of allowance for loan losses -
  2003, $2,927; 2002, $2,209)                                                      320,036      299,963
Loans held for sale                                                                    219         --
Accrued interest receivable                                                          3,902        4,260
Federal Home Loan Bank stock - at cost                                              13,409       12,497
Real estate acquired through foreclosure - net                                       1,459        1,717
Office properties and equipment - net                                                7,692        6,346
Prepaid expenses and other assets                                                    4,887        5,706
Cash surrender value of life insurance                                              15,434       15,069
Goodwill                                                                             7,680        7,680
                                                                                 ---------    ---------
TOTAL ASSETS                                                                     $ 913,630    $ 857,422
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                       $ 549,975    $ 492,880
  FHLB advances                                                                    186,884      220,884
  Payable to brokers and dealers                                                    76,732       41,924
  Other borrowings                                                                   1,650        3,650
  Accrued interest payable                                                             908          976
  Advances from borrowers for taxes and insurance                                    2,004        2,611
  Accounts payable and accrued expenses                                              8,687        7,625
  Dividends payable                                                                    470          473
                                                                                 ---------    ---------
        Total liabilities                                                          827,310      771,023
                                                                                 ---------    ---------
Company-obligated manditorily redeemable preferred securities of a subsidiary trust holding
  solely junior subordinated debentures of the Company                              10,000       10,000
                                                                                 ---------    ---------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, no par value, 10,000,000 shares authorized, none issued in 2003 or 2002
  Common stock, $.10 par value, 40,000,000 shares authorized, 8,999,989 shares issued and 5,224,825 shares outstanding at June 30, 2003; 8,999,989 issued
    and  5,259,424 shares outstanding at December 31, 2002                             900          900
  Additional paid-in capital                                                        92,848       92,884
  Common stock acquired by stock benefit plans                                      (5,131)      (5,537)
  Treasury stock at cost, 3,775,164 shares at June 30, 2003
    and 3,740,565 shares at December 31, 2002                                      (39,702)     (39,068)
  Accumulated other comprehensive income                                             4,526        5,836
  Retained earnings - partially restricted                                          22,879       21,384
                                                                                 ---------    ---------
        Total stockholders' equity                                                  76,320       76,399
                                                                                 ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 913,630    $ 857,422
                                                                                 =========    =========

See notes to unaudited condensed consolidated financial statements

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

-------------------------------------------------------------------------------------------------------------

                                                                        For the                For the
                                                                  Three Months Ended       Six Months Ended
                                                                     Ended June 30,         Ended June 30,
                                                                  --------------------   --------------------
                                                                    2003        2002       2003        2002
                                                                  --------    --------   --------    --------
                                                                             (Restated -            (Restated -
                                                                            See Note 12)           See Note 12)
INTEREST INCOME:
   Interest on loans                                              $  5,715    $  5,368     11,215      10,372
   Interest on mortgage-backed securities                            3,477       4,058      7,486       8,141
   Interest on investments:
     Taxable                                                           204         435        405         968
     Tax-exempt                                                        782         823      1,583       1,623
     Dividends                                                          84          94        195         202
                                                                  --------    --------   --------    --------
           Total interest income                                    10,262      10,778     20,884      21,306
                                                                  --------    --------   --------    --------

INTEREST EXPENSE:
  Interest on deposits                                               3,029       3,439      6,032       6,886
  Interest on FHLB advances and other borrowings                     2,552       2,481      5,111       4,863
                                                                  --------    --------   --------    --------

           Total interest expense                                    5,581       5,920     11,143      11,749
                                                                  --------    --------   --------    --------

NET INTEREST INCOME                                                  4,681       4,858      9,741       9,557

PROVISION FOR LOAN LOSSES                                              320         200        717         350
                                                                  --------    --------   --------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  4,361       4,658      9,024       9,207
                                                                  --------    --------   --------    --------

OTHER INCOME:
  Service charges and other fees                                       321         215        624         463
  Trading revenues from brokerage operations                           329         683        643         982
  Writedown on real estate owned                                      (105)          -       (249)          -
  Gain on sale of real estate owned                                      -           6          -           6
  Gain on sale of mortgage-backed securities available for sale        733         356      1,107         356
  Gain on sale of loans                                                108         177        153         177
  Gain (loss) on sale of investments available for sale                  -        (539)       212        (539)
  Rental income                                                         45          51         76         106
  Other income                                                          11           -         15           -
                                                                  --------    --------   --------    --------
           Total other income                                        1,442         949      2,581       1,551
                                                                  --------    --------   --------    --------

OTHER EXPENSES:
  Salaries and employee benefits                                     2,161       2,142      4,105       3,929
  Occupancy and equipment                                              763         660      1,522       1,331
  Professional fees                                                    158          92        331         397
  Advertising                                                           98          99        201         202
  Interest on redeemable preferred securities                          131         137        265         137
  Other                                                              1,234         883      2,199       1,799
                                                                  --------    --------   --------    --------

           Total other expenses                                      4,545       4,013      8,623       7,795
                                                                  --------    --------   --------    --------

INCOME BEFORE INCOME TAXES                                           1,258       1,594      2,982       2,963
                                                                  --------    --------   --------    --------

INCOME TAXES                                                           227         278        580         516
                                                                  --------    --------   --------    --------

NET INCOME                                                        $  1,031    $  1,316   $  2,402    $  2,447
                                                                  ========    ========   ========    ========

BASIC EARNINGS PER SHARE                                          $   0.21    $   0.22   $   0.50    $   0.40
                                                                  ========    ========   ========    ========

DILUTED EARNINGS PER SHARE                                        $   0.21    $   0.22   $   0.48    $   0.40
                                                                  ========    ========   ========    ========

See notes to unaudited condensed consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------
                                                                             For The Six Months
                                                                                Ended June 30,
                                                                           ----------------------
                                                                              2003         2002
                                                                           ---------    ---------
                                                                                       (Restated -
                                                                                        See Note 12)
OPERATING ACTIVITIES:
  Net income                                                               $   2,402    $   2,447
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                                    717          350
    Depreciation                                                                 680          630
    Amortization of stock benefit plans                                          493          457
    Loans held for sale originated                                           (11,999)           -
    Amortization of:
        Net premiums (discounts) on:
        Loans purchased                                                           85           43
        Investments                                                              (44)        (451)
        Mortgage-backed securities                                             2,328        1,975
    (Gain) loss on sale of investments                                          (212)         539
    Gain on sale of loans                                                       (153)        (177)
    Gain on sale of mortgage-backed securities                                (1,107)        (356)
    Gain on sale of real estate owned                                              -           (6)
    Proceeds from the sale of loans held for sale                             11,933            -
    Writedown of real estate owned                                               249            -
    Net decrease (increase) in trading securities                             31,926      (33,450)
    Decrease (increase) in other assets                                          808       (3,359)
    Increase in other liabilities                                             36,414       34,604
                                                                           ---------    ---------
           Net cash provided by operating activities                          74,520        3,246
                                                                           ---------    ---------
INVESTING ACTIVITIES:
  Principal collected on:
    Mortgage-backed securities                                                91,683       70,257
    Loans                                                                     85,044       45,593
  Loans originated                                                          (101,822)     (87,097)
  Loans acquired                                                              (4,097)           -
  Purchases of:
    Investments                                                                  (28)      (4,744)
    Mortgage-backed securities                                              (191,457)     (94,518)
    Property and equipment                                                    (2,026)      (1,022)
    FHLB stock                                                                  (912)           -
  Maturities and calls of  investments                                         3,320        2,075
  Proceeds from the sale of:
    Mortgage-backed securities                                                67,869       21,790
    Investments                                                                  612       15,570
    Loans                                                                          -        6,722
    Real Estate owned                                                             13           72
                                                                           ---------    ---------
           Net cash provided by (used in) investing activities               (51,801)     (25,302)
                                                                           ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                                    57,095       34,675
  Net decrease in advances from borrowers for taxes and insurance               (607)        (522)
  Net decrease in FHLB borrowings                                            (34,000)           -
  Net (decrease) increase in other borrowings                                 (2,000)       3,500
  Issuance of capital securities                                                   -       10,000
  Purchase of treasury stock                                                    (834)     (16,237)
  Net proceeds from exercise of stock options                                    136           62
  Cash dividends                                                                (907)        (953)
                                                                           ---------    ---------
           Net cash provided by financing activities                          18,883       30,525
                                                                           ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     41,602        8,469

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  24,660       22,723
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                    $  66,262    $  31,192
                                                                           =========    =========

SUPPLEMENTAL DISCLOSURES:
  Interest paid on deposits and funds borrowed                             $  11,211    $  11,908
  Income taxes paid                                                              767          870
 Noncash transfers from loans to real estate owned                                 -        2,830
 Noncash transfers of investments held to maturity to available for sale           -       51,385

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report to stockholders on Form 10-K for the year ended December 31, 2002.

NOTE 3 - INVESTMENTS

Investments available for sale at June 30, 2003 and December 31, 2002 consisted of the following:

                                                June 30, 2003         December 31, 2002
                                          -----------------------  -----------------------
                                          Amortized   Approximate  Amortized   Approximate
                                             Cost      Fair Value     Cost      Fair Value
                                          ---------   -----------  ---------   -----------

Municipal bonds - 1 to 5 years..........   $      -    $      -     $    511     $    541
Municipal bonds - 5 to 10 years.........        255         258          255          256
Municipal bonds - more than 10 years....     47,895      49,087       50,651       51,328
Mutual funds............................      1,589       1,589        1,569        1,569
Capital trust securities................      7,448       7,559        7,457        6,668
Equity investments......................      3,465       5,010        3,864        5,086
Other...................................        798         798          791          791
                                            -------     -------      -------      -------
 Total...................................   $61,450     $ 64,301     $65,098      $66,239
                                            =======     ========     =======      =======

NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at June 30, 2003 and December 31, 2002 consisted of the following:

                                                           June 30, 2003         December 31, 2002
                                                     -----------------------  -----------------------
                                                     Amortized   Approximate  Amortized   Approximate
                                                        Cost      Fair Value     Cost      Fair Value
                                                     ---------   -----------  ---------   -----------

Agency pass-through certificates.....................  $348,857     $353,228     $294,095   $301,376
Agency real estate mortgage investment conduits......    36,007       35,620       38,362     38,693
Non-agency collateralized mortgage obligations.......     7,689        7,713       29,412     29,502
                                                       --------     --------     --------   --------
Total................................................  $392,553     $396,561     $361,869   $369,571
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at June 30, 2003 and December 31, 2002 consisted of the following:

                                                      June 30, 2003    December 31, 2002
                                                      -------------    -----------------

Mortgage loans:
         1 - 4 family residential.....................   $114,497           $125,827
         Commercial real estate.......................    107,577             92,760
Home equity lines of credit and improvement loans.....     34,444             28,525
Commercial loans  ....................................     35,416             26,557
Construction loans - net..............................     31,060             28,446
Loans on savings accounts.............................        420                505
Consumer loans    ....................................      1,243              1,034
                                                         --------           --------
         Total loans..................................    324,657            303,654
                                                         --------           --------
Plus: unamortized premiums............................         60                144
Less:
         Net discounts on loans purchased.............        (11)               (12)
         Deferred loan fees...........................     (1,743)            (1,614)
         Allowance for loan losses....................     (2,927)            (2,209)
                                                         --------           --------
Total                                                    $320,036           $299,963
                                                         ========           ========


A summary of changes in the allowance for loan losses for the six months ended June 30, 2003 and for the year ended December 31, 2002 is as follows:

                                                For the            For the
                                            Six Months Ended      Year Ended
                                              June 30, 2003    December 31, 2002
                                            ----------------   -----------------

Balance, beginning.........................      $2,209             $2,511
Provision..................................         717                702
Charge-offs................................           -             (1,004)
Recovery...................................           1                  -
                                                 ------             ------
Balance ending.............................      $2,927             $2,209
                                                 ======             ======

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages at June 30, 2003 and December 31, 2002 were as follows:

                              June 30, 2003          December 31, 2002
                         ----------------------   -----------------------
                           Amount    % of Total     Amount     % of Total
                         ---------   ----------   ---------    ----------

Checking accounts........ $116,975      21.3%      $ 91,584       18.6%
Money market accounts....   48,222       8.8%        44,191        9.0%
Passbook accounts........  130,755      23.8%       124,660       25.3%
Certificate accounts.....  254,023      46.1%       232,445       47.1%
                          --------     -----       --------      -----
Total.................... $549,975     100.0%      $492,880      100.0%
                          ========     =====       ========      =====

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average shares used in the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                                                       For the                For the
                                                 Three Months Ended       Six Months Ended
                                                      June 30,                 June 30,
                                               ----------------------    ----------------------
                                                  2003        2002          2003        2002
                                               ---------   ----------    ---------   ----------

Average common shares outstanding- basic       4,805,746   5,914,161     4,816,060   6,015,890
Increase in shares due to dilutive options       177,566     122,990       159,326     101,081
                                               ---------   ---------     ---------   ---------
Adjusted shares outstanding - diluted          4,983,312   6,037,151     4,975,386   6,116,971
                                               =========   =========     =========   =========


NOTE 9 - COMPREHENSIVE INCOME

For the three and six month periods ended June 30, 2003, the Company reported total comprehensive income of approximately $207, and $1,092, respectively. For the three and six-month periods of the prior year, the Company reported total comprehensive income of approximately $4,968 and $5,486, respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On June 18, 2003, the Company declared a dividend of $.09 per share payable July 15, 2003 to stockholders of record on June 30, 2003.

NOTE 11 - RECENT ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company has provided the required interim disclosures below.

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

                                            For the Three Months     For the Six Months
                                                Ended June 30,         Ended June 30,
                                              2003         2002        2003         2002
                                           ---------    ---------   ---------    ---------

Net income, as reported                    $   1,031    $   1,316   $   2,402    $   2,447

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects            (26)           -         (52)           -
                                           ---------    ---------   ---------    ---------
Pro forma net income                       $   1,005    $   1,316   $   2,350    $   2,447
                                           =========    =========   =========    =========

Earnings per share:
   Basic-as reported                       $    0.21    $    0.22   $    0.50    $    0.40
   Basic-pro forma                              0.21         0.22        0.49         0.40

   Diluted-as reported                          0.21         0.22        0.48         0.40
   Diluted-pro forma                            0.20         0.22        0.47         0.40

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components.

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

This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Currently, the Company has no derivatives that require application of this statement.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet evaluated the impact of the adoption of this statement.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company currently has no guarantees that would be required to be recognized, measured or disclosed under this Interpretation.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of preferred trust securities through a trust established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN 46. Management does not believe the results of the assessment will result in a material change to the Company's balance sheet or income statement upon the adoption of FIN 46 in the third quarter 2003.

NOTE 12 - ACCOUNTING FOR GOODWILL

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 147, Acquisitions of Certain Financial Institutions,
which allows financial institutions, meeting certain criteria, to reclassify their identifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. Accordingly, the Company retroactively ceased amortization of goodwill beginning January 1, 2002 and restated earnings for the quarterly periods in the year ended December 31, 2002. The Company will be required to annually review the asset for impairment.

At  January  1,  2003,  the  Company,   utilizing  an  independent  third  party
specialist, tested the goodwill for impairment. Based on this analysis, no impairment existed.

The following table is a summary of net income and basic and diluted earnings per share for the three and six month periods ended June 30, 2002, as previously reported on Form 10-Q and for the same quarterly period as restated for the adoption of SFAS No. 147:

                                                          Three Months Ended  Six  Months Ended
                                                             June 30, 2002      June 30, 2002
                                                          ------------------  -----------------

Net income, as previously reported......................        $1,135             $2,127
Amortization of goodwill, net of tax....................           181                320
                                                                ------             ------
Net income, as restated.................................        $1,316             $2,447
                                                                ======             ======
Earnings per share:
   Basic earnings per share, as previously reported.....        $ 0.19             $ 0.35
   Amortization of goodwill, net of tax.................          0.03               0.05
                                                                ------             ------
   Basic earnings per share, as restated................        $ 0.22             $ 0.40
                                                                ======             ======

   Dilute earnings per share, as previously reported....        $ 0.19             $ 0.35
   Amortization of goodwill, net of tax.................          0.03               0.05
                                                                ------             ------
   Diluted earnings per share, as restated..............        $ 0.22             $ 0.40
                                                                ======             ======

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

Net income for the quarter decreased by $340,000 or $.07 diluted earnings per share from the quarter ended March 31, 2003. Set forth below is the Company's earnings information for the quarter ended June 30, 2003 as compared to the quarter ended March 31, 2003. (the "Linked Quarter Highlights")

                          LINKED QUARTER HIGHLIGHTS
                            (Dollars in Thousands)

                                  QTR       QTR     INCREASE    % INCREASE
                                6/30/03   3/31/03  (DECREASE)    (DECREASE)
                               --------  --------  ----------   ----------
  Interest Income              $ 10,262  $ 10,622   $  (360)       (3.4%)
  Interest Expense                5,581     5,562        19          .3%
  Net Interest Income             4,681     5,060      (379)       (7.5%)
  Provision for loan losses         320       397       (77)      (19.4%)
  Non-interest Income             1,442     1,139       303        26.6%
  Non-interest Expense            4,545     4,078       467        11.4%
  Net Income                      1,031     1,371      (340)      (24.8%)
  Cash and cash equivalents      66,262    26,276    39,986       152.2%
  Loans                         320,255   310,858     9,397         3.0%
  Deposits                      549,975   505,026    44,949         8.9%
  Stockholders' Equity           76,320    77,037      (717)        (.9%)


o Net income decreased due to a decrease in net interest income of $379,000 and an increase in non-interest expense of $467,000, partially offset by an increase in non-interest income of 303,000.

o Net interest income decreased $379,000 primarily as a result of a decrease in interest income on mortgage-backed securities offset somewhat by an increase in interest income on loans. The mortgage-backed securities portfolio experienced rapid repayments during the second quarter. As a result, the average yield on the portfolio decreased 58 basis points as funds were reinvested at lower rates.

o Non-interest income for the quarter increased $303,000 due mainly to gains on the sale of securities.

o Non-interest expense increased $467,000 or 11% quarter over quarter. The increase was the result of increases in salaries and employee benefits and other operating expenses. The increase in salaries and employee benefits was due to an increase in the number of employees and incentive compensation tied to deposit growth goals. The increase in other operating expense was due to increased costs including telephone, security, postage, supplies and information technology-related expenses.

o Cash and cash equivalents increased $40.0 million as a result of the increase in customer deposits and the proceeds from the sale of certain low yielding mortgage-backed securities during the quarter. Given the current market environment, the Company did not feel compelled to immediately reinvest its liquidity.

o Loans receivable increased $9.4 million or 3% over the prior quarter despite continued heavy prepayments. Repayments, including prepayments, were $48.7 million for the quarter ended June 30, 2003 versus $36.2 million for the first quarter of 2003. Origination's totaled $66.4 million for the quarter ended June 30, 2003 versus $47.4 million for the first quarter of 2003.

o Deposits increased $44.9 million for the quarter. Core deposits (checking, money market, and passbook) increased $29.8 million and certificates increased by $15.2 million. Much of the increase was attributable to the opening of RMB's 14th banking office in Havertown, PA, as well as the continued focus on increasing low cost commercial and retail deposit relationships.

Comparison of Financial Condition at June 30, 2003 from December 31,2003
------------------------------------------------------------------------

Total assets were $913.7 million at June 30, 2003, representing an increase of $56.2 million from the balance of $857.4 million at December 31, 2002. The Company previously reported assets of $847.2 million in its earnings release dated July 17, 2003 which did not include the trade date purchase of $66.5 million of mortgage-backed securities and the corresponding payable to brokers and dealers.

Trading   securities   decreased  $31.9  million,   which  also  resulted  in  a
corresponding decrease in the payable to brokers and dealers.

Mortgage-backed securities decreased $27.0 million, primarily due to repayments of $91.7 million and sales of $67.9 million, offset by purchases of $191.5 million.

Loans receivable increased $20.1 million, or 6.7% to $320.0 million at June 30, 2003 from $300.0 million at December 31, 2002. The increase was primarily the result of $105.9 million in loan originations and loan purchases, offset by principal repayments of $85.0 million, One-to-four family residential loans decreased $11.3 million, or 9.0% while commercial real estate and commercial loans increased $23.7 million, or 19.8% and home equity loans and lines increased $5.9 million, or 20.7%.

Deposits increased $57.1 million, or 11.6 %, to $550.0 million at June 30, 2003 from $492.9 million at December 31, 2002. Checking accounts increased $25.4 million or 27.7%, money market accounts increased $4.0 million, or 9.1%, passbook accounts increased $6.1 million, or 4.9% and certificate accounts increased $21.6 million, or 9.3%.

FHLB advances decreased $34.0 million to $186.9 million at June 30, 2003 from $220.9 million at December 31, 2002. The decrease was due to the repayment of overnight borrowings.

Total stockholders' equity decreased $79,000 to $76.3 million at June 30, 2003 from $76.4 million at December 31, 2002, primarily due to a decrease in accumulated other comprehensive income of $1.3 million, treasury stock purchases of $634,000 and by dividends paid of $906,000 offset by net income of $2.4 million. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets
---------------------

The following table sets forth information regarding non-performing loans and real estate owned.

                                                   At                  At
                                              June 30, 2003    December 31, 2002
                                              -------------    -----------------
                                                   (Dollars in Thousands)

Total non-performing loans (1)..............    $  912             $  506
Real estate owned...........................     1,459              1,717
                                                ------             ------
Total non-performing assets.................    $2,371             $2,223
                                                ======             ======

Total non-performing loans to
total loans.................................      0.28%              0.17%

Total non-performing assets to
total assets................................      0.26%              0.26%

Allowance for loan loss.....................    $2,927             $2,209

Allowance for loan losses as a percentage
of total non-performing assets..............    123.40%             99.37%

Allowance for loan losses as a percentage
of total non-performing loans...............    320.94%            437.00%

Allowance for loan losses as a percentage
of total average loans......................      0.93%              0.78%

--------------
(1) Non-performing loans exclude loans restructured and performing under their modified terms. Such loans totaled $1,978 and $0 for the periods ended June 30, 2003 and December 31, 2002, respectively.

Comparison of Operations for the  Three-Month  and Six-Month
Periods Ended June 30, 2003 and 2002
------------------------------------------------------------

Net income for the quarter ended June 30, 2003 decreased $285,000 or 21.7% from the quarter ended June 30, 2002. Net income for the six months ended June 30, 2003 decreased $45,000 or 1.8% from the six months ended June 30, 2002.

Net interest income for the quarter ended June 30, 2003 decreased $177,000 or 3.6% from the quarter ended June 30, 2002. Net interest income for the six months ended June 30, 2003 increased $184,000 or 1.9% from the six months ended June 30, 2002.

Interest income for the quarter ended June 30, 2003 decreased $516,000 or 4.8% over the quarter ended June 30, 2002, primarily due to a decrease in the average yield on interest-earning assets of 82 basis points, partially offset by an increase in the average balance of $72.8 million. Interest expense for the quarter ended June 30, 2003 decreased $339,000 or 5.7% from the quarter ended June 30, 2002 due to a decrease in the average cost of funds on interest-bearing liabilities of 63 basis points, partially offset by an increase in the average balance of $74.4 million.

Interest income for the six months ended June 30, 2003 decreased $422,000 or 2.0% from the six months ended June 30, 2002, primarily due to a decrease in the average yield on interest-earning assets of 80 basis points, partially offset by an increase in the average balance of $86.8 million. Interest expense for the six months ended June 30, 2003 decreased $606,000 or 5.2% from the six months ended June 30, 2002 due to a decrease in the average cost of funds on interest-bearing liabilities of 66 basis points, partially offset by an increase in the average balance of $89.4 million.

The provision for loan losses for the quarter and six months ended June 30, 2003 increased $120,000 and $367,000, respectively, over the quarter and six months ended June 30, 2002. The Company's allowance for loan losses as a percentage of loans was .91% at June 30, 2003 versus .70% at June 30, 2002. Loans classified substandard were $2.9 million at June 30, 2003 versus $464,000 at June 30, 2002.

Non-interest income for the quarter ended June 30, 2003 increased $493,000 over the quarter ended June 30, 2002 primarily due to gains on the sale of securities offset by a decrease in trading revenues at TGH Securities, the Company's wholly-owned subsidiary. The decrease in trading revenues is a direct result of a reduction in trading activity due to the current interest rate environment.

Non-interest income for the six months ended June 30, 2003 increased $1.0 million over the six months ended June 30, 2002 primarily due to gains on the sale of securities.

Non-interest expense for the quarter ended June 30, 2003 increased $532,000 or 13.3% over the quarter ended June 30, 2002 due mainly to increases in occupancy and equipment costs and other operating expenses of $103,000 and $351,000, respectively. Such costs represent increases in maintenance and depreciation expense and other operating expenses including telephone, security, postage, supplies and information technology-related expenses.

Non-interest expense for the six months ended June 30, 2003 increased $828,000 or 10.6% over the six months ended June 30, 2002 due mainly to increases in salaries and employee benefits, occupancy and equipment costs, and other operating expenses of $176,000, $191,000 and $400,000, respectively. The increase in salaries and employee benefits is due primarily to additional personnel and normal salary increases offset by a decrease in compensation for TGH Securities, which is directly related to the decrease in its trading revenues. The increase in occupancy and equipment costs is due to increases in maintenance and depreciation expense. The increase in other operating expense is due to increases in operating expenses including telephone, security, postage, supplies and information technology-related expenses.

Critical Accounting Policies
----------------------------

The following is a summary of those accounting policies that the Company considers to be critical as they require management's most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Allowance for Loan Losses- the allowance for loan losses represents management's estimate of probable losses based on information available as of the date of the financial statements. The allowance for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including past loan loss experience, known and inherent losses, information about specific borrower situations and estimated collateral values, and economic conditions.

The Company's allowance review procedures consist of the following:

     - Identifying large balance loans for individual review under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan". In general, these consist of large balance commercial loans and commercial mortgages (Statement 114 loans).

     - Calculating the estimated fair value, using observable market prices, discounted cash flows or the value of the underlying collateral for Statement 114 loans which are determined to be impaired as defined by Statement 114.

     -    Classifying all non-impaired  large balance loans based on credit risk
          ratings  and   allocating  an  allowance  for  loan  losses  based  on
          appropriate factors, including recent loss history for similar loans.

     - Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages and lease receivables

     - Reviewing the results to determine the appropriate balance of the allowance for loan losses. This review gives additional consideration to factors such as the mix of loans in the portfolio, the balance of the allowance relative to total loans and non-performing assets, trends in the overall risk profile of the portfolio, trends in delinquencies and non-accrual loans and local and national economic conditions.

Goodwill - With the adoption of Statement of Financial Accounting Standards 142 and 147, effective January 1, 2002 the Company ceased amortization of goodwill. The recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary. Such testing is based upon a number of factors, which are based upon assumptions and management judgments. These factors include among other things, future growth rates, discount rates, and earnings capitalization rates.

Liquidity and Capital Resources
-------------------------------

On June 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                Amount      Percent
                                              ---------     -------
                                              (Dollars in Thousands)

Tangible capital..........................     $55,496        6.9%
Tangible capital requirement..............      12,123        1.5%
                                               -------       ----
Excess over requirement...................     $43,373        5.4%
                                               =======       ====

Core capital..............................     $55,496        6.9%
Core capital requirement..................      32,368        4.0%
                                               -------       ----
Excess over requirement...................     $23,128        2.9%
                                               =======       ====

Risk based capital........................     $58,424       13.5%
Risk based capital requirement............      34,527        8.0%
                                               -------       ----
Excess over requirement...................     $23,897        5.5%
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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the six months ended June 30, 2003, the Company originated $101.8 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of loans and mortgage-backed securities totaled $129.1 million during the six-month period ended June 30, 2003. Other investment activities include investment in U.S. government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $66.3 million. The Bank's liquidity ratio was 13.2% at June 30, 2003.

The Company anticipates that it will have sufficient funds available and $66.0 million in commitments to purchase mortgage backed securities to meet its current commitments. As of June 30, 2003, the Company had $22.7 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of June 30, 2003 totaled $144.1 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                   For the              For the
                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               -----------------     ------------------
                                                2003(1)  2002(1)     2003(1)    2002(1)
                                                -------  -------     -------    -------

Return on average assets                          .49%     .70%         .58%      .66%
Return on average equity                         5.36%    6.12%        6.24%     5.67%
Yield on average interest-earning assets         5.32%    6.14%        5.48%     6.28%
Cost of average interest-bearing liabilities     3.03%    3.66%        3.05%     3.71%
Interest rate spread (2)                         2.29%    2.48%        2.43%     2.56%
Net interest margin (3)                          2.53%    2.82%        2.66%     2.91%

                                                At June 30, 2003    At December 31, 2002
                                                ----------------    --------------------
Tangible book value per share (4)                     $13.14              $13.07

--------------
(1) The ratios for the three and six month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Tangible book value per share represents stockholders' equity less goodwill divided by the number of shares issued and outstanding.


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

Since the NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the primary subsidiary and most significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Bank's NPV as of June 30, 2003. The NPV was calculated by the OTS, based on information provided by the Bank.

                                                                   Net Portfolio Value
                       Net Portfolio Value                           As a % of Assets
                   ----------------------------              ---------------------------------
Change in Rates                                              Net Portfolio
In Basis Points    Dollar Amount  Dollar Change    % Change   Value Ratio   Basis Point Change
---------------    -------------  -------------    --------  -------------  ------------------

     300               $21,333      $ (34,496)       (62%)      2.67%             (392)
     200                36,068        (19,761)       (35%)      4.41%             (218)
     100                48,464         (7,365)       (13%)      5.81%              (78)
       0                55,829              -          -        6.59%              ----
    (100)               54,717         (1,112)        (2%)      6.40%              (19)
    (200)                  *              *            *          *                  *
    (300)                  *              *            *          *                  *


--------------
*    Scenario not used due to the low prevailing interest rate environment


Controls and Procedures
-----------------------

     a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                     PART II


ITEM 1. LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the Company's opinion, such lawsuits pending or known to be contemplated against the Company at June 30, 2003 would have no material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 OTHER INFORMATION

None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

     a)   The following Exhibits are filed as part of this report:

          3(i)  Articles of Incorporation****
          3(ii) Amended Bylaws*****
          4.1   Shareholder Rights Plan**
          10.1  1992 Stock Option Plan of  Roxborough-Manayunk  Federal  Savings
                Bank*
          10.2  1992 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
          10.3  1994 Stock Option Plan of Roxborough-Manayunk Bank*
          10.4  1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
          10.5  Employment Agreement with John F. McGill, Jr.****
          10.6  Employment Agreement with Jerry Naessens*
          10.7  1999 Stock Option Plan ***
          10.8  1999 Restricted Stock Plan***
          10.9  Consulting Agreement with Jerry Naessens******
          10.10 Amended  Non-Qualified  Retirement  and Death Benefit with Jerry
                Naessens******
          10.11 Split Dollar Life Insurance Agreement with Jerry Naessens******
          31    Certification Pursuant to Rule 13a - 14 (a)
          32    Certification  Pursuant  to 18 U.S.C. Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K

          On July 22, 2003 the Company filed a Form 8-K (Items 7 and 9), which included the Company's first-quarter 2003 press release, dated July 17, 2003.

--------------
* Incorporated by reference to the identically numbered exhibit to the Company's Form S-1 Registration Statement No. 333-48749 filed on March 27, 1998.
** Incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on September 30, 1999.
*** Incorporated by reference to the appropriate exhibit of the Company's proxy material filed on June 21, 1999. (File No. 000-24353)
**** Incorporated by reference to the identically numbered exhibits to the Form 10-K for the year ended December 31, 1999 filed on March 30, 2000. (File No. 000-24353)
***** Incorporated by reference to the identically  numbered exhibit to the Form
      10-K for the year ended December 31, 2001 filed on March 12, 2002. (File No. 000-24353)
******Incorporated by reference to the identically numbered exhibits to the Form 10-K for the year ended December 31, 2002 filed on March 19, 2003. (File No. 000-24353)

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THISTLE GROUP HOLDINGS, CO.



Date: August 13, 2003                        By:  /s/ John F. McGill, Jr.
                                                  ------------------------------
                                                  John F. McGill, Jr.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Date: August 13, 2003                        By:  /s/ Pamela M. Cyr
                                                  ------------------------------
                                                  Pamela M. Cyr
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)