Form 10-Q
period 2003-09-30
THISTLE GROUP HOLDINGS CO
filed 2003-11-14
CIK 1058539

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

         Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

         Yes                                No              X
                  -------------                      -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, November 5, 2003.


                  Class                                   Outstanding
--------------------------------------------------------------------------------
         $.10 par value common stock                       5,208,744

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF
               THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

    Item 1.    Unaudited Condensed Consolidated Financial Statements and
               Notes Thereto...................................................3

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....15

    Item 4.    Controls and Procedures........................................16

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings..............................................17

    Item 2.    Changes in Securities and Use of Proceeds......................17

    Item 3.    Defaults upon Senior Securities................................17

    Item 4.    Submission of Matters to a Vote of Security Holders............17

    Item 5.    Other Information..............................................17

    Item 6.    Exhibits and Reports on Form 8-K...............................17

SIGNATURES        ............................................................18

EXHIBITS          ............................................................19

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in Thousands, Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30,    December 31,
ASSETS                                                                                            2003           2002
                                                                                              -----------    -----------
Cash on hand and in banks                                                                     $     6,226    $     4,819
Interest-bearing deposits                                                                          35,064         19,841
                                                                                              -----------    -----------
        Total cash and cash equivalents                                                            41,290         24,660
Investments available for sale at fair value
   (amortized cost - 2003, $52,747;  2002, $65,098)                                                55,431         66,239
Mortgage-backed securities available for sale
  at fair value (amortized cost - 2003, $357,400;  2002, $361,869)                                358,985        369,571
Trading securities                                                                                 16,359         43,714
Loans receivable (net of allowance for loan losses - 2003, $3,033;  2002, $2,209)                 322,847        299,963
Accrued interest receivable                                                                         3,786          4,260
Federal Home Loan Bank stock - at cost                                                             13,409         12,497
Real estate acquired through foreclosure - net                                                      1,456          1,717
Office properties and equipment - net                                                               8,161          6,346
Prepaid expenses and other assets                                                                   5,226          5,706
Cash surrender value of life insurance                                                             15,623         15,069
Goodwill                                                                                            7,680          7,680
                                                                                              -----------    -----------
TOTAL ASSETS                                                                                  $   850,253    $   857,422
                                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                                    $   553,596    $   492,880
  FHLB advances                                                                                   181,884        220,884
  Payable to brokers and dealers                                                                   15,524         41,924
  Other borrowings                                                                                  1,650          3,650
  Accrued interest payable                                                                            892            976
  Advances from borrowers for taxes and insurance                                                   1,889          2,611
  Accounts payable and accrued expenses                                                             9,397          7,625
  Dividends payable                                                                                   521            473
                                                                                              -----------    -----------
        Total liabilities                                                                         765,353        771,023
                                                                                              -----------    -----------
Company-obligated manditorily redeemable preferred securities of a subsidiary trust holding
  solely junior subordinated debentures of the Company                                             10,000         10,000
                                                                                              -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, no par value, 10,000,000 shares authorized, none issued in 2003 or 2002
  Common stock, $.10 par value,  40,000,000 shares authorized,  8,999,989 shares issued and 5,208,744  shares  outstanding  at September 30, 2003; 8,999,989
    issued and 5,259,424 shares outstanding at December 31, 2002                                      900            900
  Additional paid-in capital                                                                       92,897         92,884
  Common stock acquired by stock benefit plans                                                     (4,920)        (5,537)
  Treasury stock at cost, 3,791,245 shares at September 30, 2003
    and 3,740,565 shares at December 31, 2002                                                     (39,959)       (39,068)
  Accumulated other comprehensive income                                                            2,817          5,836
  Retained earnings - partially restricted                                                         23,165         21,384
                                                                                              -----------    -----------
        Total stockholders' equity                                                                 74,900         76,399
                                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $   850,253    $   857,422
                                                                                              ===========    ===========

See notes to unaudited condensed consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)

---------------------------------------------------------------------------------------------------------------------
                                                                      For the Three Month     For the Nine Months
                                                                      Ended September 30,     Ended September 30,
                                                                     ---------------------- -------------------------
                                                                      2003        2002        2003        2002
                                                                             (As Restated -          (As Restated -
                                                                              See Note 13)            See Note 13)
INTEREST INCOME:
   Interest on loans                                              $  5,497    $  6,419    $ 16,712    $ 16,791
   Interest on mortgage-backed securities                            2,923       3,538      10,409      11,679
   Interest on investments:
     Taxable                                                           264         282         669       1,250
     Tax-exempt                                                        722         804       2,305       2,427
     Dividends                                                          75          82         270         284
                                                                  --------    --------    --------    --------
           Total interest income                                     9,481      11,125      30,365      32,431
                                                                  --------    --------    --------    --------

INTEREST EXPENSE:
  Interest on deposits                                               3,004       3,376       9,036      10,262
  Interest on FHLB advances and other borrowings                     2,478       2,500       7,589       7,363
                                                                  --------    --------    --------    --------
           Total interest expense                                    5,482       5,876      16,625      17,625
                                                                  --------    --------    --------    --------

NET INTEREST INCOME                                                  3,999       5,249      13,740      14,806

PROVISION FOR LOAN LOSSES                                              134         150         851         500
                                                                  --------    --------    --------    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,865       5,099      12,889      14,306
                                                                  --------    --------    --------    --------

OTHER INCOME:
  Service charges and other fees                                       354         749         978       1,212
  Trading revenues from brokerage operations                           415         436       1,058       1,418
  Writedown on real estate owned                                        (4)       (585)       (253)       (585)
  Gain (loss) on sale of real estate owned                               -           -           -           6
  Gain on sale of mortgage-backed securities available for sale        408         353       1,515         709
  Gain on sale of loans                                                 78          27         231         204
  Gain (loss) on sale of investments available for sale                526           2         738        (537)
  Rental income                                                         59          59         135         165
  Other income                                                           -           -          15           -
                                                                  --------    --------    --------    --------
           Total other income                                        1,836       1,041       4,417       2,592
                                                                  --------    --------    --------    --------

OTHER EXPENSES:
  Salaries and employee benefits                                     2,275       2,383       6,380       6,312
  Occupancy and equipment                                              749         705       2,271       2,036
  Professional fees                                                    660         151         991         548
  Advertising                                                           92          87         293         289
  Interest on redeemable preferred securities                          129         156         394         293
  Other                                                                949       1,010       3,148       2,809
                                                                  --------    --------    --------    --------

           Total other expenses                                      4,854       4,492      13,477      12,287
                                                                  --------    --------    --------    --------

INCOME BEFORE INCOME TAXES                                             847       1,648       3,829       4,611
                                                                  --------    --------    --------    --------

INCOME TAXES                                                            81         287         661         803
                                                                  --------    --------    --------    --------

NET INCOME                                                        $    766    $  1,361    $  3,168    $  3,808
                                                                  ========    ========    ========    ========

BASIC EARNINGS PER SHARE                                          $   0.16    $   0.28    $   0.66    $   0.68
                                                                  ========    ========    ========    ========

DILUTED EARNINGS PER SHARE                                        $   0.15    $   0.27    $   0.63    $   0.67
                                                                  ========    ========    ========    ========

See notes to unaudited condensed consolidated financial statements.

THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

--------------------------------------------------------------------------------------------------
                                                                             For The Nine Months
                                                                             Ended September 30,
                                                                           -----------------------
                                                                             2003         2002
                                                                                       (As Restated -
                                                                                        See Note 13)

OPERATING ACTIVITIES:
  Net income                                                               $   3,168    $   3,808
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                    851          500
    Depreciation                                                               1,014          968
    Amortization of stock benefit plans                                          785          678
    Loans held for sale originated                                           (17,511)           -
    Amortization of:
        Net premiums (discounts) on:
        Loans purchased                                                           97           73
        Investments                                                              (67)        (471)
        Mortgage-backed securities                                             3,560        3,482
    (Gain) loss on sale of investments                                          (738)         537
    Gain on sale of loans                                                       (231)        (204)
    Gain on sale of mortgage-backed securities                                (1,515)        (709)
    Gain on sale of real estate owned                                              -           (6)
    Proceeds from the sale of loans held for sale                             17,762        8,336
    Writedown of real estate owned                                               253          585
    Net decrease in trading securities                                        27,355        3,073
    Decrease (increase) in other assets                                          395       (4,494)
    Increase in other liabilities                                            (23,220)      (3,432)
                                                                           ---------    ---------

           Net cash provided by operating activities                          11,958       12,724
                                                                           ---------    ---------

INVESTING ACTIVITIES:
  Principal collected on:
    Mortgage-backed securities                                               137,082      108,909
    Loans                                                                    128,138       85,763
  Loans originated                                                          (147,873)    (133,717)
  Loans acquired                                                              (4,097)        (346)
  Purchases of:
    Investments                                                                  (36)      (4,762)
    Mortgage-backed securities                                              (258,156)    (194,900)
    Property and equipment                                                    (2,829)      (1,193)
    FHLB stock                                                                  (912)      (1,050)
  Maturities and calls of  investments                                         7,560        3,195
  Proceeds from the sale of:
    Mortgage-backed securities                                               123,498       45,976
    Investments                                                                5,632       16,101
    Loans                                                                          -            -
    Real estate owned                                                             13           72
                                                                           ---------    ---------

           Net cash provided by investing activities                         (11,980)     (75,952)
                                                                           ---------    ---------

FINANCING ACTIVITIES:
  Net increase in deposits                                                    60,716       42,117
  Net decrease in advances from borrowers for taxes and insurance               (722)        (683)
  Net (decrease) increase in FHLB borrowings                                 (39,000)      21,000
  Net (decrease) increase in other borrowings                                 (2,000)       3,500
  Issuance of capital securities                                                   -       10,000
  Purchase of treasury stock                                                  (1,091)     (16,551)
  Net proceeds from exercise of stock options                                    136           66
  Cash dividends                                                              (1,387)      (1,434)
                                                                           ---------    ---------
           Net cash provided by financing activities                          16,652       58,015
                                                                           ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     16,630       (5,213)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  24,660       22,723
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS,  END OF YEAR                                    $  41,290    $  17,510
                                                                           =========    =========
SUPPLEMENTAL DISCLOSURES:
  Interest paid on deposits and funds borrowed                             $  16,709    $  17,612
  Income taxes paid                                                            1,117        1,345
 Noncash transfers from loans to real estate owned                                 -        3,164
 Noncash transfers of investments held to maturity to available for sale           -       51,385

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other future interim period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 3 - INVESTMENTS

Investments available for sale at September 30, 2003 and December 31, 2002 consisted of the following:

                                            September 30, 2003         December 31, 2002
                                          Amortized   Approximate    Amortized    Approximate
                                            Cost      Fair Value       Cost       Fair Value
                                            ----      ----------       ----       ----------
Municipal bonds - 1 to 5 years.........  $       -   $        -     $     511    $      541
Municipal bonds - 5 to 10 years........        255          256           255           256
Municipal bonds - more than 10 years...     40,199       40,747        50,651        51,328
Mutual funds...........................      1,586        1,586         1,569         1,569
Capital trust securities...............      6,694        6,659         7,457         6,668
Equity investments.....................      3,212        5,382         3,864         5,086
Other..................................        801          801           791           791
                                         ---------   ----------     ---------    ----------

Total..................................  $  52,747   $   55,431     $  65,098    $   66,239
                                         =========   ==========     =========    ==========


NOTE 4 - MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

Mortgage-backed securities at September 30, 2003 and December 31, 2002 consisted of the following:

                                                          September 30, 2003           December 31, 2002
                                                        Amortized    Approximate     Amortized   Approximate
                                                          Cost       Fair Value        Cost      Fair Value
                                                          ----       ----------        ----      ----------
Agency pass-through certificates.....................  $ 322,531    $  324,114      $ 294,095    $  301,376
Agency real estate mortgage investment conduits......     28,680        28,670         38,362        38,693
Non-agency collateralized mortgage obligations.......      6,189         6,201         29,412        29,502
                                                       ---------    ----------      ---------    ----------
Total................................................  $ 357,400    $  358,985      $ 361,869    $  369,571
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

NOTE 6 - LOANS RECEIVABLE

Loans receivable at September 30, 2003 and December 31, 2002 consisted of the following:

                                                      September 30, 2003    December 31, 2002
                                                      ------------------    -----------------
Mortgage loans:
         1 - 4 family residential.....................    $  110,859            $  125,827
         Commercial real estate.......................       111,503                92,760
Home equity lines of credit and improvement loans.....        35,368                28,525
Commercial loans  ....................................        39,008                26,557
Construction loans - net..............................        29,035                28,446
Loans on savings accounts.............................           544                   505
Consumer loans    ....................................         1,259                 1,034
                                                          ----------            ----------

         Total loans..................................       327,576               303,654
                                                          ----------            ----------
Plus: unamortized premiums............................            47                   144
Less:
         Net discounts on loans purchased.............           (10)                  (12)
         Deferred loan fees...........................        (1,733)               (1,614)
         Allowance for loan losses....................        (3,033)               (2,209)
                                                          ----------            ----------
Total                                                     $  322,847            $  299,963
                                                          ==========            ==========

A summary of changes in the allowance for loan losses for the nine months ended September 30, 2003 and for the year ended December 31, 2002 is as follows:


                                       For the                For the
                                 Nine Months Ended          Year Ended
                                 September 30, 2003      December 31, 2002
                                 ------------------      -----------------

Balance, beginning.................  $   2,209                $  2,511
Provision..........................        851                     702
Charge-offs........................        (28)                 (1,004)
Recovery...........................          1                       -
                                     ---------                --------
Balance ending.....................  $   3,033                $  2,209
                                     =========                ========

NOTE 7 - DEPOSITS

The major types of deposits by amounts and percentages at September 30, 2003 and December 31, 2002 were as follows:


                                September 30, 2003          December 31, 2002
                                Amount    % of Total      Amount      % of Total
                                ------    ----------      ------      ----------

Checking accounts            $  123,907     22.4%        $  91,584      18.6%
Money market accounts            45,966      8.3%           44,191       9.0%
Passbook accounts               138,335     25.0%          124,660      25.3%
Certificate accounts            245,388     44.3%          232,445      47.1%
                             ----------     -----        ---------      -----

Total                        $  553,596    100.0%        $ 492,880     100.0%
                             ==========    ======        =========     ======

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The weighted average shares used in the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

                                                               For the                           For the
                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                        2003            2002              2003           2002
                                                        --------------------              -------------------
Average common shares outstanding- basic              4,794,771      4,888,078          4,812,378     5,639,952
Increase in shares due to dilutive options              214,967         71,805            178,076        91,323
                                                    -----------    -----------        -----------   -----------
Adjusted shares outstanding - diluted                 5,009,738      4,959,883          4,990,454     5,731,275
                                                    ===========    ===========        ===========   ===========

NOTE 9 - COMPREHENSIVE INCOME

For the three and nine month periods ended September 30, 2003, the Company reported total comprehensive (loss) income of approximately $(940), and $149, respectively. For the three and nine-month periods of the prior year, the Company reported total comprehensive income of approximately $2,900 and $6,800, respectively. Items of other comprehensive income consisted of unrealized gains or (losses), net of taxes, on available for sale securities and reclassification adjustments for gains or (losses) included in net income.

NOTE 10 - DIVIDENDS

On September 18, 2003, the Company declared a dividend of $.10 per share payable October 15, 2003 to stockholders of record on September 30, 2003.

NOTE 11 - STOCK-BASED COMPENSATION

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

                                           For the Three Months      For the Nine Months
                                            Ended September 30,      Ended September 30,
                                             2003         2002        2003         2002
                                           --------    ---------   ---------    ---------
Net income, as reported                    $    766    $   1,361   $   3,168    $   3,808

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects           (26)           -         (78)           -
                                           --------    ---------   ---------    ---------
Pro forma net income                       $    740    $   1,361   $   3,090    $   2,447
                                           ========    =========   =========    =========

Earnings per share:
   Basic-as reported                       $   0.16    $    0.28   $    0.66    $    0.68
   Basic-pro forma                             0.15         0.28        0.64         0.68

   Diluted-as reported                         0.15         0.27        0.63         0.67
   Diluted-pro forma                           0.15         0.27        0.62         0.67


NOTE 12 - RECENT ACCOUNTING STANDARDS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

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

This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The guidance will be applied prospectively. Currently, the Company has no derivatives that require application of this statement.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through a trust established for such purpose. Currently, the Company classifies such securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management does not believe the results of such assessment will result in a material impact on the Company's financial statements when FIN No. 46 is applied in the fourth quarter of 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. As noted above, the Company currently classifies its trust preferred securities after total liabilities on the balance sheet. As noted above, the Company currently classifies its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the fourth quarter of 2003, as noted above.

NOTE 13 - ACCOUNTING FOR GOODWILL

On October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, which allows financial institutions, meeting certain criteria, to reclassify their identifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. Accordingly, the Company retroactively ceased amortization of goodwill beginning January 1, 2002 and restated earnings for the quarterly periods in the year ended December 31, 2002.

The following table is a summary of net income and basic and diluted earnings per share for the three and nine month periods ended September 30, 2002, as previously reported on Form 10-Q and for the same quarterly period as restated for the adoption of SFAS No. 147:

                                                         Three Months Ended   Nine  Months Ended
                                                         September 30, 2002   September 30, 2002

Net income, as previously reported......................     $    1,210            $    3,338
Amortization of goodwill, net of tax....................            151                   470
                                                             ----------            ----------
Net income, as restated.................................     $    1,361            $    3,808
                                                             ==========            ==========

Earnings per share:
   Basic earnings per share, as previously reported.....     $      .25            $      .59
   Amortization of goodwill, net of tax.................            .03                   .09
                                                             ----------            ----------
   Basic earnings per share, as restated................     $      .28            $      .68
                                                             ==========            ==========

   Dilute earnings per share, as previously reported....     $      .24            $      .58
   Amortization of goodwill, net of tax.................            .03                   .09
                                                             ----------            ----------
   Diluted earnings per share, as restated..............     $      .27            $      .67
                                                             ==========            ==========

NOTE 14 - PENDING MERGER

On September 22, 2003, the Company entered into an agreement and plan of merger with Citizens Bank of Pennsylvania and Citizens Financial Group, Inc. pursuant to which the Company would merge with a to-be-formed subsidiary of Citizens Bank and each outstanding share of the Company's common stock would be converted into the right to receive $26.00 per share in cash. The merger is subject to customary conditions including shareholder and regulatory approval and is expected to close in January 2004.

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

Pending Merger

On September 22, 2003, the Company entered into an agreement and plan of merger with Citizens Bank of Pennsylvania and Citizens Financial Group, Inc. pursuant to which the Company would merge with a to-be-formed subsidiary of Citizens Bank and each outstanding share of the Company's common stock would be converted into the right to receive $26.00 per share in cash. The merger is subject to customary conditions including shareholder and regulatory approval and is expected to close in January 2004.

Linked Quarter Highlights

Net income for the quarter decreased by $265,000 or $.06 diluted earnings per share from the quarter ended June 30, 2003. Set forth below is the Company's earnings information for the quarter ended September 30, 2003 as compared to the quarter ended June 30, 2003.
(the "Linked Quarter Highlights")

                            LINKED QUARTER HIGHLIGHTS
                            -------------------------
                             (Dollars in Thousands)
----------------------------------------------------------------------------
                                QTR         QTR       INCREASE    % INCREASE
                              9/30/03     6/30/03    (DECREASE)    (DECREASE)
----------------------------------------------------------------------------
Interest Income               $  9,481   $ 10,262    $    (781)       (7.6%)
----------------------------------------------------------------------------
Interest Expense                 5,482      5,581          (99)       (1.8%)
----------------------------------------------------------------------------
Net Interest Income              3,999      4,681         (682)      (14.6%)
----------------------------------------------------------------------------
Provision for loan losses          134        320         (186)      (58.1%)
----------------------------------------------------------------------------
Other Income                     1,836      1,442          394        27.3%
----------------------------------------------------------------------------
Other Expense                    4,854      4,545          309         6.8%
----------------------------------------------------------------------------
Net Income                         766      1,031         (265)      (25.7%)
----------------------------------------------------------------------------
Cash and cash equivalents       41,290     66,262      (24,972)      (37.7%)
----------------------------------------------------------------------------
Loans                          322,847    320,255        2,592          .8%
----------------------------------------------------------------------------
Deposits                       553,596    549,975        3,621          .7%
----------------------------------------------------------------------------
Stockholders' Equity            74,900     76,320       (1,420)       (1.9%)
----------------------------------------------------------------------------

     o Net income decreased $265,000 due to a decrease in net interest income of $682,000 and an increase in non-interest expense of $309,000, partially offset by an increase in non-interest income of $394,000 and a decrease in the provision for loan losses and income taxes of $186,000 and $146,000, respectively.

     o Net interest income decreased $682,000 primarily as a result of a decrease in interest income on mortgage-backed securities. The mortgage-backed securities portfolio continued to experience rapid repayments during the third quarter. As a result, the average yield on the portfolio decreased 29 basis points as funds were reinvested at lower rates.

     o The provision for loan losses decreased $186,000. In the quarter ended June 30, 2003, the Company recognized a higher provision for loan losses due to the classification of a $2.0 million commercial real estate loan as substandard.

     o Non-interest income for the quarter increased $394,000 due mainly to gains on the sale of securities.

     o Non-interest expense increased $309,000 quarter over quarter. The increase was primarily the result of an increase in professional fees incurred in connection with the pending acquisition of the Company by Citizens Bank.

     o Cash and cash equivalents decreased $25.0 million as funds were reinvested into mortgage-backed securities.

Comparison of Financial Condition at September 30, 2003 from December 31, 2002
------------------------------------------------------------------------------

Total assets were $850.3 million at September 30, 2003, representing a decrease of $7.2 million from the balance of $857.4 million at December 31, 2002.

Trading   securities   decreased  $27.4  million,   which  also  resulted  in  a
corresponding decrease in the payable to brokers and dealers.

Mortgage-backed securities decreased $10.6 million, primarily due to repayments of $137.1 million, sales of $123.5 million, and a decrease in the unrealized gain of $5.7 million, offset by purchases of $258.2 million.

Loans receivable increased $22.9 million, or 7.6% to $322.8 million at September 30, 2003 from $300.0 million at December 31, 2002. The increase was primarily the result of $152.0 million in loan originations and loan purchases, offset by principal repayments of $128.1 million. One-to-four family residential loans decreased $15.0 million, or 11.9% while commercial real estate and commercial loans increased $31.2 million, or 26.1% and home equity loans and lines increased $6.8 million, or 24.0%.

Deposits increased $60.7 million, or 12.3%, to $553.6 million at September 30, 2003 from $492.9 million at December 31, 2002. Checking accounts increased $32.3 million or 35.3%, money market accounts increased $1.8 million, or 4.0%, passbook accounts increased $13.7 million, or 11.0 % and certificate accounts increased $12.9 million, or 5.6 %.

FHLB advances decreased $39.0 million to $181.9 million at September 30, 2003 from $220.9 million at December 31, 2002. The decrease was due mainly to the repayment of overnight borrowings.

Total stockholders' equity decreased $1.5 million to $74.9 million at September 30, 2003 from $76.4 million at December 31, 2002, primarily due to a decrease in accumulated other comprehensive income of $3.0 million, and by dividends paid of $1.4 million offset by net income of $3.2 million. Because of interest rate changes, the Company's accumulated other comprehensive income (loss) may fluctuate for each interim and year-end period.

Non-performing Assets

The following table sets forth information regarding non-performing loans and real estate owned.

                                                    At                 At
                                             September 30, 2003  December 31, 2002
                                             ------------------  -----------------
                                                  (Dollars in Thousands)
Total non-performing loans (1).................  $    975            $    506
Real estate owned..............................     1,456               1,717
                                                 --------            --------

Total non-performing assets....................  $  2,431            $  2,223
                                                 ========            ========

Total non-performing loans to
total loans......................................    0.30%               0.17%

Total non-performing assets to
total assets...................................      0.29%               0.26%

Allowance for loan loss........................  $  3,033            $  2,209

Allowance for loan losses as a percentage
of total non-performing assets.................    124.76%              99.37%

Allowance for loan losses as a percentage
of total non-performing loans..................    311.08%             437.00%

Allowance for loan losses as a percentage
of total average loans.........................      0.95%               0.78%

(1) Non-performing loans exclude loans restructured and performing under their modified terms. Such loans totaled $ 2.0 million and $0 for the periods ended September 30, 2003 and December 31, 2002, respectively.

Comparison  of  Operations  for the  Three-Month  and  Nine-Month  Periods Ended
--------------------------------------------------------------------------------
September 30, 2003 and 2002
---------------------------

Net income for the quarter ended September 30, 2003 decreased $595,000 or 43.7% over the quarter ended September 30, 2002. Net income for the nine months ended September 30, 2003 decreased $640,000 or 16.8% over the nine months ended September 30, 2002.

Net interest income for the quarter ended September 30, 2003 decreased $1.2 million or 23.8% over the quarter ended September 30, 2002. Net interest income for the nine months ended September 30, 2003 decreased $1.1 million or 7.2% over the nine months ended September 30, 2002.

Interest income for the quarter ended September 30, 2003 decreased $1.6 million or 14.8% over the quarter ended September 30, 2002, primarily due to a decrease in the average yield on interest-earning assets of 137 basis points, partially offset by an increase in the average balance of $68.4 million. Interest expense for the quarter ended September 30, 2003 decreased $394,000 or 6.7% over the quarter ended September 30, 2002 due to a decrease in the average cost of funds on interest-bearing liabilities of 61 basis points, partially offset by an increase in the average balance of $83.1 million.

Interest income for the nine months ended September 30, 2003 decreased $2.1 million, or 6.4%, over the nine months ended September 30, 2002, primarily due to a decrease in the average yield on interest-earning assets of 99 basis points, partially offset by an increase in the average balance of $80.6 million. Interest expense for the nine months ended September 30, 2003 decreased $1.0 million, or 5.7%, over the nine months ended September 30, 2002 due to a decrease in the average cost of funds on interest-bearing liabilities of 63 basis points, partially offset by an increase in the average balance of $90.3 million.

The provision for loan losses for the quarter ended September 30, 2003 decreased $16,000 over the quarter ended September 30, 2002. The provision for loan losses for the nine months ended September 30, 2003 increased $351,000 over the nine months ended September 30, 2002. The Company's allowance for loan losses as a percentage of total average loans was .95% at September 30, 2003 versus .72% at September 30, 2002. Loans classified substandard were $2.9 million at September 30, 2003 versus $102,000 at September 30, 2002.

Non-interest income for the quarter ended September 30, 2003 increased $795,000 over the quarter ended September 30, 2002 primarily due to gains on the sale of securities and the absence of a writedown on real estate owned. During the quarter ended September 30, 2002, there was a writedown on real estate owned of $585,000.

Non-interest income for the nine months ended September 30, 2003 increased $1.8 million over the nine months ended September 30, 2002 primarily due to gains on the sale of mortgage-backed and investment securities.

Non-interest expense for the quarter ended September 30, 2003 increased $362,000 or 8.1% over the quarter ended September 30, 2002 due mainly to an increase in professional fees of $509,000 incurred in connection with the pending acquisition of the Company by Citizens Bank.

Non-interest expense for the nine months ended September 30, 2003 increased $1.2 million or 9.7% over the nine months ended September 30, 2002 due mainly to increases in professional fees, occupancy and equipment costs, and other operating expenses of $443,000, $235,000 and $339,000, respectively. The increase in professional fees is due mainly to the pending acquisition as discussed above. The increase in occupancy and equipment costs is due to increases in maintenance and depreciation expense. The increase in other operating expense is due to increases in operating expenses including telephone, security, postage, supplies and information technology-related expenses.

The Company's income tax expense for the quarter ended September 30, 2003 decreased $206,000, or 71.8%. For the nine-month period, income tax expense decreased $142,000, or 17.7%. The decline in income tax expense for the 2003 periods was due to lower earnings and, in the case of the quarter ended September 30, 2003, a decline in the Company's effective tax rate. The Company's effective tax rates for the three and nine months ended September 30, 2003 were 9.6% and 17.3%, respectively compared to 17.4% for the three and nine months ended September 30, 2002. The Company's effective tax rate has been lower than the statutory rate of 34% due primarily to its holdings of municipal obligations that are exempt from federal tax.

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

       - Identifying all smaller balance homogeneous loans for evaluation collectively under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies". In general, these loans include residential mortgages, consumer loans, installment loans, smaller balance commercial loans and mortgages.

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

Goodwill- With the adoption of Statement of Financial Accounting Standards 142 and 147, effective January 1, 2002 the Company ceased amortization of goodwill. The recorded goodwill is subject to impairment testing to determine whether write-downs of the recorded balances are necessary. Such testing is based upon a number of factors, which are based upon assumptions and management judgments. These factors include among other things, future growth rates, discount rates, and earnings capitalization rates.

Liquidity and Capital Resources
-------------------------------

On September 30, 2003, the Bank was in compliance with its three regulatory capital requirements as follows:

                                             Amount         Percent
                                             ------         -------
                                           (Dollars in Thousands)

Tangible capital......................     $  55,874          6.91%
Tangible capital requirement..........        12,127          1.50%
                                           ---------        -------
Excess over requirement...............     $  43,747          5.41%
                                           =========        =======

Core capital..........................     $  55,874          6.91%
Core capital requirement..............        32,339          4.00%
                                           ---------        -------
Excess over requirement...............     $  23,535          2.91%
                                           =========        =======

Risk based capital....................     $  58,907         13.21%
Risk based capital requirement........        35,668          8.00%
                                           ---------        -------
Excess over requirement...............     $  23,239          5.21%
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

The primary investment activity of the Company is the origination and purchase of mortgage loans, mortgage-backed securities and other investments. During the nine months ended September 30, 2003, the Company originated $147.9 million of mortgage loans. The Company also purchases loans and mortgage-backed securities to reduce liquidity not otherwise required for local loan demand. Purchases of loans and mortgage-backed securities totaled $262.3 million during the nine-month period ended September 30, 2003. Other investment activities include investment in U.S.

government and federal agency obligations, municipal bonds, debt and equity investments in financial services firms, FHLB of Pittsburgh stock, commercial and consumer loans.

The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The level of these assets is dependent on the Company's operating, financing and investing activities during any given period. At September 30, 2003, cash and cash equivalents totaled $41.3 million. The Bank's liquidity ratio was 7.47 % at September 30, 2003.

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 2003, the Company had $35.3 million in commitments to fund loans. Certificates of deposit, which were scheduled to mature in one year or less, as of September 30, 2003 totaled $136.4 million. Management believes that a significant portion of such deposits will remain with the Company.

Additional Key Operating Information and Ratios
-----------------------------------------------

                                                       For the                   For the
                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                     -------------            -------------
                                                2003(1)      2002(1)    2003(1)       2002(1)
                                                -------      -------    -------       -------


Return on average assets                          .36%        .71%        .51%         .68%
Return on average equity                         4.04%       7.18%       5.52%        6.13%
Yield on average interest-earning assets         4.89%       6.26%       5.28%        6.27%
Cost of average interest-bearing liabilities     2.94%       3.55%       3.02%        3.65%
Interest rate spread (2)                         1.95%       2.71%       2.26%        2.63%
Net interest margin (3)                          2.17%       3.07%       2.50%        2.99%

                                                 At September 30, 2003    At December 31, 2002
                                                 ---------------------    --------------------
Tangible book value per share (4)                       $12.91                   $13.07

(1) The ratios for the three and nine month periods are annualized and yields were adjusted for the effects of tax-free investments using the statutory tax rate.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.
(4) Tangible book value per share represents stockholders' equity less goodwill divided by the number of shares issued and outstanding.


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

Since the NPV Model measures exposure to interest rate risk of the Bank to assure capital adequacy for the protection of the depositors, only the Bank's financial information is used for the model. However, the Bank is the primary subsidiary and most significant asset of the Company, therefore the OTS NPV model provides a reliable basis upon which to perform the quantitative analysis. The following table presents the Bank's NPV as of September 30, 2003. The NPV was calculated by the OTS, based on information provided by the Bank.

                                                                                      Net Portfolio Value
                                    Net Portfolio Value                                 As a % of Assets
                                    -------------------                       ------------------------------------
Change in Rates                                                               Net Portfolio
In Basis Points    Dollar Amount       Dollar Change         % Change          Value Ratio      Basis Point Change
---------------    -------------       -------------         --------          -----------      ------------------
     300              $ 29,072          $  (33,562)            (54%)              3.68%               (373)
     200                42,305             (20,329)            (32%)              5.24%               (218)
     100                54,084              (8,551)            (14%)              6.54%                (88)
       0                62,634                   -               -                7.42%                  -
    (100)               61,205              (1,430)             (2%)              7.17%                (25)
    (200)                    *                   *                *                  *                   *
    (300)                    *                   *                *                  *                   *

     * Scenario not used due to the low prevailing interest rate environment

Controls and Procedures
-----------------------

         a)  Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         b) Changes in internal  control over  financial  reporting.  During the
            -------------------------------------------------------
quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES
                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds a security interest, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the Company's opinion, such lawsuits pending or known to be contemplated against the Company at September 30, 2003 would have no material effect on the operations or income of the Company or the Bank, taken as a whole.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4     OTHER INFORMATION

None

ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K

        a) The following Exhibits are filed as part of this report:

             2.1   Agreement and Plan of Merger, dated as of September 22, 2003, by and among Citizens Bank of Pennsylvania, Citizens
                   Financial Group, Inc. and Thistle Group Holdings, Co.*******
             3(i)  Articles of Incorporation****
             3(ii) Amended Bylaws*****
             4.1   Shareholder Rights Plan**
            10.1   1992 Stock Option Plan of Roxborough-Manayunk Federal Savings
                   Bank*
            10.2   1992 Management  Stock Bonus Plan of  Roxborough-Manayunk
                   Bank*
            10.3   1994 Stock Option Plan of Roxborough-Manayunk  Bank*
            10.4   1994 Management Stock Bonus Plan of Roxborough-Manayunk Bank*
            10.5   Employment Agreement with John F. McGill, Jr.****
            10.6   Employment Agreement with Jerry Naessens*
            10.7   1999 Stock Option Plan ***
            10.8   1999 Restricted Stock Plan***
            10.9   Consulting Agreement with Jerry Naessens******
           10.10   Amended Non-Qualified Retirement and Death Benefit with
                   Jerry Naessens******
           10.11   Split Dollar Life Insurance Agreement with
                   Jerry Naessens******
           31      Certifications Pursuant to Rule 13a - 14 (a)
           32      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b) Reports on Form 8-K

           On October 21, 2003 the Company filed a Form 8-K (Items 7 and 9), which included the Company's third-quarter 2003 earnings release, dated October 20, 2003.

           On September 24, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 that it had entered into a definitive merger agreement with Citizens Bank of Pennsylvania and Citizens Financial Group, Inc.

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

***** Incorporated by reference to the identically numbered exhibit to the Form 10-K for the year ended December 31, 2001 filed on March 12, 2002. (File No. 000-24353)

****** Incorporated by reference to the identically numbered exhibits to the Form 10-K for the year ended December 31, 2002 filed on March 19, 2003. (File No. 000-24353)

******* Incorporated by reference to the identically numbered exhibit to the Company's Current Report on Form 8-K filed September 24, 2003.


                  THISTLE GROUP HOLDINGS, CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THISTLE GROUP HOLDINGS, CO.



Date: November 14, 2003                    By:  /s/ John F. McGill, Jr.
                                                --------------------------------
                                                John F. McGill, Jr.
                                                Chief Executive Officer
                                                (Principal Executive Officer)




Date: November 14, 2003                    By:  /s/ Pamela M. Cyr
                                                --------------------------------
                                                Pamela M. Cyr
                                                Chief Financial Officer
                                                (Principal Financial Officer)